Form 10-Q
period 1995-03-31
BILTMORE BANK CORP
filed 1995-05-12
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1995

                        Commission file number 2-94245-LA

                               BILTMORE BANK CORP.
             (Exact name of registrant as specified in its charter)

            ARIZONA                                        86-0490147 012112
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2425 East Camelback, Suite 100, Phoenix, Arizona                   85016
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (602) 381-6800

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                             which registered
           None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

16,522,530 shares of common stock are outstanding at March 31, 1995.

                                                                          Page

Part  I           Financial Information

         Item 1.           Financial Statements (unaudited)

                           Consolidated Balance Sheets
                             March 31, 1995 and December 31, 1994            1

                           Consolidated Statements of Operations
                             for the three months ended
                             March 31, 1995 and March 31, 1994               2

                           Consolidated Statement of Shareholders'
                             Equity for the three months ended
                             March 31, 1995                                  3

                           Consolidated Statements of Cash Flows
                             for the three months ended
                             March 31, 1995 and March 31, 1994               4

                           Notes to Consolidated Financial Statements        5


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                        6


Part  II          Other Information                                          8



                  Signatures                                                 9

Part I Item 1. Financial Statements

                               BILTMORE BANK CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (000's Omitted)

                                                      March 31,    December 31,
                                                        1995           1994
                                                     ----------    -----------

CASH AND DUE FROM BANKS ...........................  $    4,993    $    7,932
FEDERAL FUNDS SOLD ................................         919         5,628
                                                     ----------    ----------
   TOTAL CASH AND CASH EQUIVALENTS ................  $    5,912    $   13,560

INVESTMENT SECURITIES AVAILABLE FOR SALE ..........      37,212        36,443
  Market value of approximately $37,212
    at 3/31/95 and $36,443 at 12/31/94

LOANS, less allowance for credit losses
  of $2,431 and $2,423 at 3/31/95 and .............      92,202        56,863
    12/31/94, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS ....................................       2,382         2,698

PREMISES AND EQUIPMENT, net .......................       1,706         1,605

GOODWILL ..........................................       1,646         1,676
                                                     ----------    ----------
                                                     $  141,060    $  142,845
                                                     ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand-
    Noninterest-bearing ...........................  $   24,220    $   27,262
    Interest-bearing ..............................      38,421        39,968
  Time certificates of deposit,
    $100,000 and over .............................      13,831        14,090
  Other time certificates and
    individual retirement accounts ................      29,850        29,077
  Savings .........................................      19,686        18,831
                                                     ----------    ----------
                                                        126,008       129,228
ACCRUED INTEREST PAYABLE ..........................         228           219

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ....       1,468           603

OTHER LIABILITIES .................................         817           949
                                                     ----------    ----------
                                                        128,521       130,999
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares ....        --            --
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares ................       8,261         8,261
  Additional paid-in capital ......................       4,415         4,415
  Accumulated deficit .............................         389           215
  Equity in Investments ...........................        (526)       (1,045)
                                                     ----------    ----------
                                                         12,539        11,846
                                                     ----------    ----------
                                                     $  141,060    $  142,845
                                                     ==========    ==========

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended March 31,
                                                      1995             1994
                                                 -------------    -------------
INTEREST INCOME:
  Interest and fees on loans .................   $   1,953,547    $   1,342,036
  Other interest income ......................         622,341          531,331
                                                 -------------    -------------
           Total interest income .............       2,575,888        1,873,367

INTEREST EXPENSE .............................       1,062,524          817,245
                                                 -------------    -------------
           Net interest income ...............       1,513,364        1,056,122

PROVISION FOR CREDIT LOSSES ..................            --               --
                                                 -------------    -------------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES .................       1,513,364        1,056,122
                                                 -------------    -------------
CUSTOMER SERVICE FEES ........................         128,716          119,837

GAIN ON SALE OF SECURITIES ...................            --             10,715
OTHER INCOME .................................          63,107           41,591
                                                 -------------    -------------
                                                       191,823          172,143
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $13,617 and $25,549 ...................         671,489          488,448
  Occupancy ..................................         150,312          134,804
  Equipment ..................................          84,632           62,161
  Data processing ............................          93,129           73,391
  Business development .......................          31,574           22,567
  Real estate owned ..........................            --              1,646
  FDIC deposit insurance .....................          82,764           70,407
  Management fee expense .....................         100,782           59,040
  Other ......................................         248,376          179,638
                                                 -------------    -------------
                                                     1,463,058        1,092,102

NET INCOME BEFORE INCOME TAX EXPENSE AND
  EXTRAORDINARY ITEM .........................         242,129          136,163

INCOME TAX EXPENSE ...........................         (68,440)         (45,000)

INCOME TAX BENEFIT FROM UTILIZATION OF NET
  OPERATING LOSS CARRYFORWARD ................            --             21,300
                                                 -------------    -------------
NET INCOME ...................................         173,689          112,463
                                                 =============    =============

NET INCOME PER SHARE .........................   $        0.01    $        0.01
                                                 =============    =============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ..............      16,522,530       16,522,530
                                                 =============    =============
                 See notes to consolidated financial statements.




                               BILTMORE BANK CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY







                                                      Common Stock                 Additional
                                             ------------------------------          Paid-in          Accumulated         Equity in
                                               Shares             Amount             Capital            Deficit          Investments
                                             -----------        -----------        -----------        -----------        -----------
BALANCE, December 31, 1994 ..........         16,522,530        $ 8,261,265        $ 4,412,078        $   215,096        $      --

   Net income .......................               --                 --                 --              173,689               --

Unrealized gain (loss) in
 Investments available for
 sale as of March 31, 1995 ..........               --                 --                 --                 --              526,000

                                             -----------        -----------        -----------        -----------        -----------
BALANCE, March 31, 1995 .............         16,522,530        $ 8,261,265        $ 4,412,078        $   388,785        $   526,000
                                             ===========        ===========        ===========        ===========        ===========




                 See notes to consolidated financial statements.


                       BILTMORE BANK CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                    Three months ended March 31,
                                                             1995        1994
                                                            --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................   $    174    $    112
     Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Depreciation and amortization ..................         48          50
     Net amortization and accretion of investment
      securities premiums and discounts ................          6          18
     Net gains on sale of securities ...................       --           (11)
     Utilization of preacquisition net operating
      loss carryforward ................................       --            24
     (Decrease) increase in accrued interest receivable
      and other assets .................................       (412)       (114)
     Increase in accrued interest payable and other
      liabilities ......................................         89         413
                                                            --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        (95)        492
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities ......       --         2,980
     Proceeds from maturities of investment securities .      1,000       3,100
     Purchase of investment securities .................     (1,013)     (6,959)
     Acquisition of investments from
      American National Bank ("ANB") ...................       --        (7,045)
     Net decrease (increase) in loans ..................      5,347       1,272
     Acquisition of loans from ANB .....................       --       (15,260)
     Purchase of bank premises and equipment ...........       (136)        (11)
     Acquisition of bank premises and equipment from ANB       --        (1,015)
     Increase in goodwill due to acquisition of ANB ....       --        (1,392)
                                                            --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES ................      5,198      24,330
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits and savings .......     (3,735)        115
     Net decrease in time certificates of deposit ......        515      (2,113)
     Acquisition of demand deposits and savings from ANB       --        23,892
     Acquisition of certificate of deposits from ANB ...       --         6,930
     Net decrease in securities sold under agreement
      to repurchase ....................................        865        --
                                                           --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......     (2,355)     28,824
                                                           --------    --------
NET INCREASE (DECREASED) IN CASH AND CASH EQUIVALENTS ..     (7,648)      4,986

CASH AND CASH EQUIVALENTS, beginning of year ...........     13,560       6,753
                                                            --------    --------
CASH AND CASH EQUIVALENTS, end of period ...............   $  5,912    $ 11,739
                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid on deposits ........................   $  1,063    $    817

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995
                                   (Unaudited)



NOTE 1  --  Basis of Preparation and Presentation

      The consolidated financial statements included herein have been prepared by Biltmore Bank Corp. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total assets increased $1,785,000 from December 31, 1994, to March 31, 1995. Loans increased by $5,347,000 during the same period. Funding for these loans came primarily from a reduction in Fed Funds sold and investments. Deposits fell by $3,220,000 during the same period. The Bank does experience a cyclical drop in deposits during the first quarter as account balances of corporations and professional clients tend to drop after year end due to tax payments made.

Income of $173,689 for the first quarter 1995 was $61,226 greater than the same period in 1994. These 1995 earnings were adversly affected by a $75,000 loss due to forgery. This matter is currently being litigated and management is agressively pursuing full recovery along with lost interest and legal fees.

Expenses have increased from last year as the Bank continues to expand its banking operations. Additional people have been hired and premise expansion at the Phoenix office is being considered. Management is also looking into ways the bank may expand its service capabilities through technological enhancements and expanded marketing efforts.




The Company subsidiary, Biltmore Investors Bank, is required to maintain adequate capital ratios. The federal banking agencies have adopted a risk-based capital measurement to assist in the determination of capital adequacy. The guidelines divide holding companies into two categories: (1) above 150 million dollars in consolidated assets, in which case the guidelines are applied on a consolidated basis for all banks under the holding company, and (2) holding companies below 150 million dollars in consolidated assets level, in which case the guidelines are applied on a bank-by-bank basis. The Bank falls into the second category.


These regulations require the Bank to maintain two separate minimum capital ratios: the Tier 1 Capital Ratio and the Total RiskWeighted Capital Ratio. The bank's capital ratios are shown, along with the minimum required ratios as of March 31, 1995 and December 31, 1994, respectively, in the following table:

                                                                     Total Risk-
                                                          Tier 1      Weighted
                                                          Capital      Capital
                                                          -------    -----------
Capital Ratio at March 31, 1995 ..................         12.69%       13.95%
Regulatory Capital Requirement ...................          4.00%        8.00%

Capital Ratio at December 31, 1994 ...............         12.96%       14.23%
Regulatory Capital Requirement ...................          4.00%        8.00%

The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to adjusted total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. In all cases, banking institutions are expected to hold capital commensurate with the level and nature of risks. The Bank's leverage ratios as of March 31, 1995 and December 31, 1994 were 7.32% and 7.73%, respectively.



                                     Part II


Item 1.  Legal Proceedings

         There are no material legal proceedings pending against the Company or its subsidiary, the Bank.


Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults in Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         On April 25, 1995, Biltmore Bank Corp. held its annual shareholders' meeting. At that meeting, LeRoy C. Gust, Philip B. Bell and L. Robert Peterson were re-elected as directors.

Gregory B. Dean and H. J. Louis, M.D., resigned from the Board of Directors effective April 25, 1995, and April 26, 1995, respectively.

Item 5.  Other Information

         On April 25, 1995, during the regularly scheduled meeting of the Board of directors, Kimberley Gill-Rimsza was appointed to fill the directors position vacated by Gregory B. Dean. This term expires in 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27 - Financial Data Schedule

         (b)   None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.
           ------------------------------




BY     LeRoy C. Gust                      Date      May 10, 1995
    -----------------------------                  -----------------
       LeRoy C. Gust, President and
       Chief Executive Officer




BY     James A. Meyers                    Date     May 10, 1995
    -----------------------------                 ----------------
       James A. Meyers, Secretary
       and Assistant Treasurer