Form 10-Q
period 1995-06-30
BILTMORE BANK CORP
filed 1995-08-14
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarter ended June 30, 1995
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       ------       ------

16,522,530 shares of common stock are outstanding at June 30, 1995.

                                                                           Page
                                                                           ----
Part  I   Financial Information

 Item 1.    Financial Statements (unaudited)

            Consolidated Balance Sheets as of
              June 30, 1995 and December 31, 1994                             1

            Consolidated Statements of Income
              for the six months ended
              June 30, 1995 and June 30, 1994                                 2

            Consolidated Statement of Shareholders'
              Equity for the six months ended
              June 30, 1995                                                   3

            Consolidated Statements of Cash Flows
              for the six months ended
              June 30, 1995 and June 30, 1994                                 4

            Notes to Consolidated Financial Statements                        5


 Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                      6


Part  II  Other Information                                                 7-8



Part III  Signatures                                                       9-10

Part I Item 1. Financial Statements

                              BILTMORE BANK CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                (000's Omitted)

                                                         June 30,   December 31,
                                                           1995        1994
                                                        ---------   ------------

CASH AND DUE FROM BANKS                                 $   6,200     $   7,932
FEDERAL FUNDS SOLD                                          6,115         5,628
                                                        ---------     ---------
   TOTAL CASH AND CASH EQUIVALENTS                      $  12,315     $  13,560

INVESTMENT SECURITIES AVAILABLE FOR SALE                   30,782        36,443
  Shown at Market Value

LOANS, less allowance for credit losses
  of $2,396 and $2,423 at 6/30/95 and                      87,451        86,863
    12/31/94, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS                                              2,119         2,698

PREMISES AND EQUIPMENT, net                                 1,684         1,605

GOODWILL                                                    1,601         1,676
                                                        ---------     ---------
                                                        $ 135,952     $ 142,845
                                                        =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS:
  Demand-
    Noninterest-bearing                                 $  24,840     $  27,262
    Interest-bearing                                       30,739        39,968
  Time certificates of deposit,
    $100,000 and over                                      14,896        14,090
  Other time certificates and
    individual retirement accounts                         31,973        29,077
  Savings                                                  19,007        18,831
                                                        ---------     ---------
                                                          121,455       129,228
ACCRUED INTEREST PAYABLE                                      202           219

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                847           603

OTHER LIABILITIES                                             364           949
                                                        ---------     ---------
                                                          122,868       130,999
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares               --            --
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares                          8,261         8,261
  Additional paid-in capital                                4,415         4,415
  Undivided Profits                                           547           215
  Equity in Investments                                      (139)       (1,045)
                                                        ---------     ---------
                                                           13,084        11,846
                                                        ---------     ---------
                                                        $ 135,952     $ 142,845
                                                        =========     =========

                See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                     Six months ended June 30,
                                                        1995           1994
                                                   ------------     ------------

INTEREST INCOME:
  Interest and fees on loans                       $  3,966,298     $  2,901,338
  Other interest income                               1,117,447        1,102,844
                                                   ------------     ------------
           Total interest income                      5,083,745        4,004,182

INTEREST EXPENSE                                      2,141,027        1,617,934
                                                   ------------     ------------
           Net interest income                        2,942,718        2,386,248

PROVISION FOR CREDIT LOSSES                                --               --
                                                   ------------     ------------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                          2,942,718        2,386,248

CUSTOMER SERVICE FEES                                   254,714          231,157
FEE INCOME FROM "INVEST" BROKERAGE OFFICE                47,841           58,405
TRUST REVENUES                                           87,800           47,752
NET GAIN ON SALE OF SECURITIES                           28,455           10,715
                                                   ------------     ------------
                                                        418,810          348,029
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $63,213 and $69,108                            1,256,064          976,629
  Occupancy                                             315,939          283,624
  Equipment                                             179,537          157,943
  Data processing                                       151,022          168,191
  Business development-Adv & T&E                        117,802           90,511
  Real estate owned                                      45,441                0
  FDIC deposit insurance                                137,584          147,840
  Management fee expense                                201,564          118,080
  Other                                                 495,627          381,928
                                                   ------------     ------------
                                                      2,900,580        2,324,746

NET INCOME BEFORE INCOME TAX EXPENSE                    460,948          409,531

INCOME TAX BENEFIT (EXPENSE)                           (129,378)         384,827
                                                   ------------     ------------
NET INCOME                                              331,570          794,358


NET INCOME PER SHARE                               $       0.02     $       0.05
                                                   ============     ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      16,522,530       16,522,530
                                                   ============     ============


                See notes to consolidated financial statements.



                              BILTMORE BANK CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Common Stock           Additional
                                -------------------------      Paid-in     Accumulated      Equity in
                                  Shares        Amount         Capital       Deficit       Investments
                                ----------    -----------    -----------   -----------    ------------


BALANCE, December 31, 1994      16,522,530    $ 8,261,000    $ 4,415,000    $   215,000    $(1,045,000)

   Net income                         --             --             --          332,000           --

Change in unrealized gain
 (loss) in investments
 available for sale through
 June 30, 1995                        --             --             --             --          906,000

                               -----------    -----------    -----------    -----------    -----------
BALANCE, June 30, 1995          16,522,530    $ 8,261,000    $ 4,415,000    $   547,000    $  (139,000)
                               ===========    ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.


                       BILTMORE BANK CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six months ended June 30,
                                                            (000's omitted)
                                                             1995       1994
                                                           --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                        $    332   $    794
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
        Depreciation and amortization                           132        119
  Net amortization and accretion of investment
   securities premiums and discounts                            (98)        64
  Net gains on sale of securities                               (28)       (11)
  Net change in unrealized loss in investment securities          0          0
  Amortization of Intangibles                                    75          0
  Decrease (increase) in accrued interest receivable
   and other assets                                             610       (524)
  (Decrease) in accrued interest payable and other
    liabilities                                                 123        165
                                                           --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,340        607
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities                5,141      2,980
  Proceeds from maturities of investment securities           2,000     12,200
  Purchase of investment securities                          (1,013)   (13,083)
  Acquisition of investments from
   American National Bank ("ANB")                                 0     (7,045)
  Net (increase) decrease in loans                             (589)    (2,809)
  Acquisition of loans from ANB                                   0    (15,260)
  Purchase of bank premises and equipment                      (176)       (49)
  Acquisition of bank premises and equipment from ANB             0       (812)
  Increase in goodwill due to acquisition of ANB                  0     (1,668)
                                                           --------   --------
NET CASH (USED) BY INVESTING ACTIVITIES                       5,363    (25,546)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits and savings    (11,475)    (1,909)
  Net (decrease) increase in time certificates of deposit     3,702)    (1,953)
  Acquisition of demand deposits and savings from ANB             0     23,892
  Acquisition of certificate of deposits from ANB                 0      6,930
  Net increase in securities sold under agreement
   to repurchase                                                175          0
                                                           --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    (7,948)    26,961
                                                           --------   --------
NET INCREASE (decrease) IN CASH AND CASH EQUIVALENTS         (1,245)     2,022

CASH AND CASH EQUIVALENTS, beginning of period               13,560      6,753
                                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period                   $ 12,315   $  8,775
                                                           ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid on deposits.                               $  2,104   $  1,606





                See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                                 June 30, 1995
                                 -------------
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


NOTE 2  --  Deferred Tax Asset

      During the second quarter of 1994, the Company recognized a deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This was done by eliminating the valuation allowance related to deferred tax assets from net operating loss carryforwards. The result was an income tax benefit of $432,000, which had the effect of increasing net income.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Total assets decreased $6,893,000 from December 31, 1994 and June 30, 1995 as a result of strong competition for deposits in the market area. Total loans increased by $588,000. $5,000,000 in US Treasury and Agency Securities were sold during the second quarter of 1995 in order to provide liquidity due to this decrease in deposits. In addition, the bank had $2,000,000 in maturities and purchased $1,000,000 during the period.

Net Income before taxes for the first six months of 1995 was $51,418 greater than 1994. Net income after taxes was $462,787 less than 1994 due to the elimination of the valuation allowance related to deferred tax assets (see footnote number 2 - "Deferred Tax Asset").





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.





BY     LeRoy C. Gust                     Date      June 30, 1995
   --------------------------------           --------------------------
       LeRoy C. Gust, President and
       Chief Executive Officer




BY     James E. Chappell                 Date     June 30, 1995
    -------------------------------           --------------------------
       James E. Chappell, Secretary
       and Assistant Treasurer