Form 10-Q
period 1995-09-30
BILTMORE BANK CORP
filed 1995-11-14
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarter ended September 30, 1995
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----     ----

16,522,530 shares of common stock are outstanding at September 30, 1995.

                                                                          Page
Part I    Financial Information
          ---------------------

    Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets as of
              September 30, 1995 and December 31, 1994                      1

             Consolidated Statements of Income
              for the nine months ended
              September 30, 1995 and September 30, 1994                     2

             Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 1995                                            3

             Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 1995 and September 30, 1994                     4

             Notes to Consolidated Financial Statements                     5


    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    6


Part II   Other Information                                                7-8
          -----------------



Part III  Signatures                                                       9-10
          ----------

Part I Item 1. Financial Statements

                              BILTMORE BANK CORP.
                              ------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------

                                (000's Omitted)

                                                     September 30,  December 31,
                                                           1995          1994
                                                           ----          ----

CASH AND DUE FROM BANKS                                 $   5,393     $   7,932
FEDERAL FUNDS SOLD                                            100         5,628
                                                        ---------     ---------
   TOTAL CASH AND CASH EQUIVALENTS                      $   5,493     $  13,560

INVESTMENT SECURITIES AVAILABLE FOR SALE                   43,577        36,443
  Market value of approximately $30,572
    at 6/30/95 and $36,443 at 12/31/94

LOANS, less allowance for credit losses
  of $2,396 and $2,423 at 6/30/95 and                      84,056        86,863
    12/31/94, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS                                              2,325         2,698

PREMISES AND EQUIPMENT, net                                 1,677         1,605

GOODWILL                                                    1,556         1,676
                                                        ---------     ---------
                                                        $ 138,684     $ 142,845
                                                        =========     =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

DEPOSITS:
  Demand-
    Noninterest-bearing                                 $  24,434     $  27,262
    Interest-bearing                                       30,371        39,968
  Time certificates of deposit,
    $100,000 and over                                      14,732        14,090
  Other time certificates and
    individual retirement accounts                         32,377        29,077
  Savings                                                  22,075        18,831
                                                        ---------     ---------
                                                          123,989       129,228
ACCRUED INTEREST PAYABLE                                      239           219

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                485           603

OTHER LIABILITIES                                             735           949
                                                        ---------     ---------
                                                          125,448       130,999
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares                 --            --
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares                          8,261         8,261
  Additional paid-in capital                                4,415         4,415
  Undivided Profits                                           686           215
  Equity in Investments                                      (126)       (1,045)
                                                        ---------     ---------
                                                           13,236        11,846
                                                        ---------     ---------
                                                        $ 138,684     $ 142,845
                                                        =========     =========

See  notes  to  consolidated   financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                 Nine months ended September 30,
                                                       1995              1994
                                                       ----              ----

INTEREST INCOME:
  Interest and fees on loans                      $  5,899,354      $  4,543,403
  Other interest income                              1,715,982         1,682,324
                                                  ------------      ------------
           Total interest income                     7,615,336         6,225,727

INTEREST EXPENSE                                     3,293,229         2,471,718
                                                  ------------      ------------
           Net interest income                       4,322,107         3,754,009

PROVISION FOR CREDIT LOSSES                                 --                --
                                                  ------------      ------------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                         4,322,107         3,754,009

CUSTOMER SERVICE FEES                                  377,465           332,817
FEE INCOME FROM "LINK" BROKERAGE OFFICE                 75,655            88,390
TRUST REVENUES                                         136,301            78,270
NET GAIN ON SALE OF SECURITIES                          28,455            10,715
                                                  ------------      ------------
                                                       617,876           510,192
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $99,305 and $111,678                          1,958,604         1,484,914
  Occupancy                                            483,509           435,485
  Equipment                                            264,748           236,668
  Data processing                                      232,888           250,841
  Business development-Adv & T&E                       170,175           123,265
  Real estate owned                                     53,992                 0
  FDIC deposit insurance                               129,678           263,448
  Management fee expense                               302,346           196,800
  Other                                                696,817           527,051
                                                  ------------      ------------
                                                     4,292,757         3,518,472

NET INCOME BEFORE INCOME TAX EXPENSE                   647,226           745,729

INCOME TAX BENEFIT (EXPENSE)                          (176,771)          266,827
                                                  ------------      ------------
NET INCOME                                             470,455         1,012,556


NET INCOME PER SHARE                              $       0.03      $       0.07
                                                  ============      ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                     16,522,530        16,522,530
                                                  ============      ============


See notes to consolidated financial statements.


                              BILTMORE BANK CORP.
                              ------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                                       Common Stock          Additional
                                       ------------           Paid-in       Accumulated     Equity in
                                  Shares         Amount       Capital         Deficit      Investments
                                  ------         ------       -------         -------      -----------

BALANCE, December 31, 1994      16,522,530   $  8,261,000   $  4,415,000   $    215,000   $ (1,045,000)

   Net income                          --              --             --        471,000             --

Change in unrealized gain
 (loss) in investments
 available for sale through
 September 30, 1995                    --              --             --             --        919,000

                                ----------   ------------   ------------   ------------   ------------
BALANCE, September 30, 1995     16,522,530   $  8,261,000   $  4,415,000   $    686,000   $   (126,000)
                                ==========   ============   ============   ============   ============


See    notes    to    consolidated financial statements.




                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                              Nine months ended September 30,
                                                                      (000's omitted)
                                                                     1995        1994
                                                                     ----        ----

 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                           $    471    $  1,013
      Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
            Depreciation and amortization                              134         186
      Net amortization and accretion of investment
       securities premiums and discounts                                56         113
      Net gains on sale of securities                                  (28)        (11)
      Net change in unrealized loss in investment securities             0           0
      Net gains on sale of premises and equipment                        0         (10)
      Amortization of Intangibles                                      120           0
      Decrease (increase) in accrued interest receivable
      and other assets                                                 (55)       (470)
      Increase (decrease) in accrued interest payable and other
        liabilities                                                   (134)        271
                                                                  --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              564       1,092
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities                   5,132       2,980
      Proceeds from maturities of investment securities              4,000      14,200
      Purchase of investment securities                            (14,901)    (16,936)
      Acquisition of investments from
       American National Bank ("ANB")                                    0      (7,045)
      Net (increase) decrease in loans                               2,807         428
      Acquisition of loans from ANB                                      0     (15,260)
      Purchase of bank premises and equipment                         (261)       (205)
      Proceeds from sales of premises and equipment                      8           6
      Acquisition of bank premises and equipment from ANB                0        (742)
      Increase in goodwill due to acquisition of ANB                     0      (1,738)
                                                                  --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES                             (3,215)    (24,312)
                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in demand deposits and savings        (9,181)     (2,867)
      Net (decrease) increase in time certificates of deposit        3,942      (2,797)
      Acquisition of demand deposits and savings from ANB                0      23,892
      Acquisition of certificate of deposits from ANB                    0       6,930
      Net decrease in securities sold under agreement
       to repurchase                                                  (177)          0
                                                                  --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           (5,416)     25,158
                                                                  --------    --------
NET INCREASE (decrease) IN CASH AND CASH EQUIVALENTS                (8,067)      1,938

CASH AND CASH EQUIVALENTS, beginning of period                      13,560       6,753
                                                                  --------    --------
CASH AND CASH EQUIVALENTS, end of period                          $  5,493    $  8,691
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid on deposits.                                  $  3,254    $  2,472


See  notes to  consolidated  financial statements.


                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                               September 30, 1995
                               ------------------
                                  (Unaudited)



NOTE 1  --  Basis of Preparation and Presentation
            -------------------------------------

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


NOTE 2  --  Deferred Tax Asset
            ------------------

    During the second quarter of 1994, the Company decided to eliminate the valuation allowance associated with a deferred tax asset which was created in prior years by net operating losses. The reason for this elimination of the valuation allowance was a three year history of increasing profitablility and the likelihood that the tax loss carryforwards will be utilized. This determination conforms with the guidelines specified in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

    As a result of this accounting treatment, net income increased by $432,000 during the second quarter of 1994. However, because of the elimination of the valuation allowance, net income for periods beginning July 1, 1994, will be subject to income tax expense.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


While total assets at September 30, 1995 were down from totals at December 31, 1994, average assets for September 1995, increased by $11,016,000 from December 1994 averages. Average Loans increased $9,494,000 during the period. Average deposits increased by $8,952,000. The Bank purchased $14,901,000 in investment securities and had $9,132,000 in sold and matured securities during the period.

Net income before tax for the nine months ended 1995 was $647,226, compared to $745,729 for the same period in 1994, Net income after tax was $470,455 or .03 a share versus .07 a share for the comparable 1994 period. The 1994 results reflect a tax credit of .04 a share as a result of the elimination of the valuation allowance related to deferred tax assets (see footnote number 2 - "deferred Tax Assets".

Net interest margin for the first nine months was 4.43% compared to 3.11% for the same period in 1994. Non-interest income was $107 thousand higher than the period in 1994 due to higher trust revenues and customer service fees. Non-interest expenses were $775 thousand higher than 1994 as the result of increased staffing to meet an expanding marketplace and as well as higher management fees and other expenses including training, advertising and marketing.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.
              ------------------





BY  /s/ LeRoy C. Gust                    Date   September 30, 1995
    -----------------------------               --------------------
        LeRoy C. Gust, President and
        Chief Executive Officer




BY  /s/ James Chappell                   Date   September 30, 1995
    -----------------------------               -------------------
        James Chappell, Secretary