Form 10-K405
period 1995-12-31
BILTMORE BANK CORP
filed 1996-03-28
CIK 757546

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995
                             Commission file number
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

         Securities registered under Section 12(b) of the Exchange Act:
                                              Name of each exchange on
                 Title of each class             which registered

                         None                           None

Securities  registered  pursuant to Section  12(g) of the Exchange Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---    ---

16,522,530 shares of common stock are outstanding at March 22, 1996. Currently there is no established public trading market for the Company's common shares.

                                     PART I

ITEM 1.           BUSINESS

Business of the Biltmore Bank Corp. and Biltmore Investors Bank

         Biltmore Bank Corp. ("The Company") was incorporated under the laws of the State of Arizona on March 19, 1984 to operate as the holding company for Biltmore National Bank, predecessor to Biltmore Investors Bank ("Bank"). The Bank, organized as a nationally chartered bank, opened August 22, 1985. The Bank engages in the commercial banking business. The Bank accepts checking and savings deposits, makes a full range of commercial, installment and real estate loans, and provides other customary banking services, including consumer loans, brokerage and trust services. The Bank has two banking offices, and one administrative office. The main office is at 2425 E. Camelback Road in Phoenix, Arizona. The second branch is at 8700 E. Pinnacle Peak Road in Scottsdale, Arizona. Both offices provide banking, trust and investment services for its primary service area. The Company has no definite plans to engage in any other business at this time. Federal law prohibits bank holding companies from engaging in activities other than banking or bank-related services.

Marketing and Business Plans

         The Bank's business plan emphasizes personalized service combined with a full range of banking services for executives, professionals and entrepreneurs. The Bank markets its services to professional firms, including law firms, accounting firms, physicians and dentists, manufacturing and distribution businesses, service firms, and individuals living or working in the Bank's primary service area. The Board of Directors and Advisory Directors of the Bank assist in business development efforts through referrals obtained by the Directors' personal contacts and participation in activities in the community in which the Bank is located. The Board of Directors of the Bank also attempts, on a constant basis, to develop methods that will better serve the financial needs of the Bank's primary service area. The Bank seeks to differentiate itself from other large commercial banks and savings and loan associations by a marketing plan that emphasizes personalized, friendly service from professional staff members, access to Bank management, prompt loan decisions, and customized products.

         The Bank's real estate lending philosophy and direction now emphasizes owner-occupied permanent real estate lending and residential real estate construction loans, with permanent take-out commitments from either the Bank or other financial institutions.

         In conjunction with the Bank's business plan to provide a full range of banking services, the Bank introduced a securities brokerage office in 1990 and trust services in 1991. The securities brokerage office, which is located at the Bank, is operated under an agreement between the Bank and LINK Investment Services, a national non-affiliated securities brokerage firm. The trust office, which is also located at the Bank, offers a full range of employee benefit, personal trust, custody, and asset management services.

         On February 1, 1994 Biltmore Investors Bank consummated a purchase and assumption agreement with Sears, Roebuck and Co. to acquire substantially all of the assets and liabilities of American National Bank, which operated at the Pinnacle Peak site.

         The acquisition of ANB assets allowed Biltmore Investors Bank to establish an operation in a strategically desirable market area without incurring significant start-up costs and to provide a high quality of banking service to the North Scottsdale area. This acquisition allows the Bank to provide additional services to the former clients of American National Bank such as trust, financial planning and a higher lending limit. These additional services more effectively meet the needs of the market area.

Competition

         The banking business in Arizona generally, and in the Bank's primary service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices throughout the State of Arizona. As of December 31, 1995, according to the Arizona State Banking Department, there were twenty (20) state chartered banks and nine (9) national banks for a total of twenty- nine (29) banks.

         The Bank competes for deposits and loans principally with these banks, as well as with other financial intermediaries including credit unions, mortgage companies, insurance companies, stock brokerage firms, and other lending institutions. These larger institutions are able to undertake large advertising campaigns and to allocate their investment assets in areas of highest yield and demand. In competing for deposits, the Bank also is subject to certain limitations not applicable to non-bank financial institutions.

         In order to compete with the other financial institutions within the Bank's primary service area, the Bank relies on personal contacts by its officers, Directors, members of the Advisory Board, employees and the shareholders of the Company. The Bank's promotional activities emphasize the advantages of dealing with a locally-managed institution that is sensitive to the special needs of the community. The Bank provides a courier service to clients in order to compete with other institutions who have multiple locations.

Employees

         As of December 31, 1995, the Bank employed forty-five (45) full-time employees and three (3) part time employees. Of these, fourteen (14) were management personnel.

Profitability

         The Company and the Bank have been operating since 1985. Because the Company's principal activity for the foreseeable future will be to act as the holding company of the Bank, its profitability depends on the Bank's profitability. For the year ended December 31, 1995, the Company recorded consolidated net income of $715,281 compared with a consolidated net income of $1,357,375 in 1994.

SUPERVISION AND REGULATION

The Company

         The Common Stock is subject to the registration requirements of the Securities Act of 1933, as amended. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which includes, but is not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board requires pursuant to the Holding Company Act. The Federal Reserve Board also makes examinations of the Company and its subsidiary.

         The Holding Company Act requires prior approval of the Federal Reserve Board for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent (5%) of the voting shares, or substantially all the assets of any bank, or for a merger or consolidation by a bank holding company with any other bank holding company. The Holding Company Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of joint shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the statutes of the state in which the bank to be acquired is located expressly authorize such an acquisition. Beginning October 1, 1986, out-of-state banks and bank holding companies were allowed to acquire banks, bank holding companies, or both, in Arizona.

         With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, however, may engage in activities which the Federal Reserve Board has determined to be closely related to banking. In making that determination, the Federal Reserve Board is required to consider whether the performance of these activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. The Federal Reserve Board has determined that mortgage banking is an activity which, in general, can be engaged in by a subsidiary of a banking holding company. However, should the Company decide to establish or acquire a mortgage banking subsidiary, it would be required to obtain the prior approval of the Federal Reserve Board.

         Additional statutory provisions prohibit a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, a subsidiary bank may not extend credit, lease or sell property, furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or service from or to, such bank other than a loan, discount, deposit or trust service; or (ii) the customer may not obtain some other credit, property or service from competitors, except reasonable requirements to assure soundness of credit extended.

         The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to adjusted total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. In all cases, banking institutions are expected to hold capital commensurate with the level and nature of risks. The Company's leverage ratios for the years ended December 31, 1995 and 1994 were 8.88% and 7.12%, respectively.


The Bank

         The Bank is a national banking association whose depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits of the FDIC ($100,000) and is subject to regulation, supervision, and regular examination by the Comptroller of the Currency. The Bank is a member of the Federal Reserve System and is subject to certain provisions of the Federal Reserve Act and to regulations promulgated from time to time by the Federal Reserve Board. The Bank also is subject to applicable provisions of Arizona state law, insofar as those laws do not conflict with, or are not preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserve against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices.

         The Bank is required to maintain adequate capital ratios. The Federal Reserve Board has adopted a risk-based capital measurement to assist in the determination of capital adequacy. The guidelines divide holding companies into two categories: (1) above 150 million dollars in consolidated assets, in which case the guidelines are applied on a consolidated basis for all banks under the holding company, and (2) holding companies below 150 million dollars in consolidated assets level, in which case the guidelines are applied on a bank-by-bank basis. The Bank falls in the second category as of December 31, 1995.

         The Federal Reserve Board has adopted capital regulations which require the Bank to maintain two separate minimum capital ratios: the Tier 1 Capital Ratio and the Total Risk-Weighted Capital Ratio. The Bank's capital ratios are shown, along with the minimum required ratios as of December 31, 1995, and 1994 respectively, in the following table:

                                                   Total Risk-
                                        Tier 1      Weighted
                                        Capital     Capital
                                        -------     -------

Capital Ratio at December 31, 1995       13.57%     16.16%
Capital Ratio at December 31, 1994       12.96%     14.23%
Regulatory Capital Requirement            4.00%      8.00%


    The Depository Institutions Deregulation and Monetary Control Act of 1980 specifies that any reserve requirement to maintain non-interest bearing reserves with the Federal Reserve Bank will be uniformly applied to all depository institutions that maintain transaction accounts (demand deposit accounts, NOW accounts and savings accounts subject to automatic transfers) or non-personal time deposits.

    In August 1989, the Financial Institution Reform, Recovery and Enforcement Act ("FIRREA") was enacted into law. FIRREA provides, in part, for the recapitalization of the savings association and bank insurance funds, the restructuring of the federal agencies that insure and supervise savings institutions, and the implementation of a number of changes to federal statutes governing not only savings institutions, but also banking organizations. Provisions of FIRREA which affect the Company and the Bank include, without limitation, the enhancement of the FDIC's enforcement powers, an increase in banks' deposit insurance premiums and the basing of a bank's deposit insurance premium on the type of investments held by the Bank.

    The  Federal  Deposit  Insurance  Corporation  Improvement  Act of 1991 (the
"Act") modified FIRREA in several material respects and set forth certain changes in the legal environment for insured banks. The Act, among other provisions, reduced insurance coverage for certain kinds of deposits, increased consumer-oriented requirements, and revised the process of supervision and examination of depository institutions.

        Specifically (but not exclusively) the Act provided for recapitalization of the Bank Insurance Fund, created additional controls on brokered deposits, tightened controls on extensions of credits to directors and executive officers and accelerated regulatory action for underperforming or under capitalized institutions.

    Legislative and regulatory proposals which could affect the Bank specifically and the banking business in general may be introduced before the United States Congress and other governmental bodies. These proposals may further alter the structure, regulation and competitive relationship of financial institutions if they become law, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of the Bank would be affected thereby.

    Banking is a business which depends on interest rate margins. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on loans extended to its customers and on securities held in its investment portfolio, comprise the major portion of a Bank's earnings. Thus, the earnings and growth of the Bank are subject to the influences of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of future changes in the policies and their impact on the Bank cannot be predicted.


INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

    Industry segment information and foreign operations disclosures are not applicable to the Company since the Company's only activity is ownership of the Bank which has no foreign operations.

SELECTED BANKING INFORMATION

    Set forth below is information relating to the Bank's financial position as of December 31, 1995 and 1994, and relating to the Bank's operations for the years ended December 31, 1995, 1994 and 1993.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

    A.  Schedule of Assets, Liabilities and Shareholders' Equity and
Interest             Income

    The following schedule shows the average balances of the Bank's assets, liabilities and shareholders' equity accounts and the percentage distribution of the items using the average month-end balances for the periods indicated.

                                                     December 31,
                                 ---------------------------------------------------
                                            1995                       1994
                                 -----------------------     -----------------------
AVERAGE ASSETS
Taxable investment
 securities                      $  36,372,000     26.92%    $  37,905,000     28.43%
Other investments                      391,000       .29           319,000       .24
Federal funds sold                       6,000        --         3,565,000      2.67
Loans (net of allowance)            88,166,000     65.27        81,116,000     60.84
Other assets                        10,154,000      7.52        10,424,000      7.82
                                 -------------    ------     -------------    ------
Total Average Assets             $ 135,089,000    100.00%    $ 133,329,000    100.00%
                                 =============    ======     =============    ======


                                                     December 31,
                                 ---------------------------------------------------
                                            1995                       1994
                                 -----------------------     -----------------------
AVERAGE LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits
  Non-interest bearing demand    $  22,575,000     16.71%    $  22,055,000     16.54%
  Interest-bearing demand           28,913,000     21.40        37,008,000     27.76
  Other time certificates           44,005,000     32.57        40,981,000     30.74
  Savings deposits                  21,164,000     15.67        20,587,000     15.44
                                 -------------    ------     -------------    ------
Total Average Deposits             116,657,000     86.35       120,631,000     90.48

Repurchase agreements                3,960,000      2.93           205,000       .15
Other liabilities                    1,536,000      1.14         1,041,000       .78
                                 -------------    ------     -------------    ------
Total Average Liabilities          122,153,000     90.42       121,877,000     91.41

Shareholders' Equity
  Common stock                       1,782,000      1.32         1,782,000      1.34
  Capital surplus                   13,093,000      9.69        13,093,000      9.82
  Retained earnings (deficit)
    and unrealized (loss) gain
    on securities                   (1,939,000)    (1.43)       (3,423,000)    (2.57)
                                 -------------    ------     -------------    ------
Average Shareholders' Equity        12,936,000      9.58        11,452,000      8.59

Total Average Liabilities
  & Average Shareholders'
  Equity                         $ 135,089,000    100.00%    $ 133,329,000    100.00%
                                 =============    ======     =============    ======

     B.   Interest Income

        The following table shows the average balances, the average month-end yields and the dollar amounts of interest earned or paid for each of the Bank's major categories of interest-earning assets and interest-bearing liabilities for the period indicated.


                                      Year ended December 31, 1995
                                  ----------------------------------
                                                                Average
                                    Average        Interest      Rate
                                   Balance(1)    Earned/Paid  Earned/Paid
                                  ------------   ------------ -----------

Loans (net of allowance)          $ 88,166,000   $  7,888,928   8.95%
Taxable investment securities       36,372,000      2,042,226   5.61
Other investments                      391,000         22,143   5.66
Federal funds sold                       6,000        216,886
                                  ------------   ------------   ----
        Total Average Interest-
          Earning Assets          $124,935,000   $ 10,170,183   8.14%
                                  ============   ============   ====
Deposits, interest-bearing:
  Interest-bearing demand         $ 28,913,000   $    911,151   3.15
  Other time certificates           44,005,000      2,539,071   5.77
  Savings deposits                  21,164,000        867,790   4.10
  Repurchase agreements              3,960,000         81,018   2.05
                                  ------------   ------------   ----
        Total Average Interest-
          Bearing Liabilities     $ 98,042,000   $  4,399,030   4.49%
                                  ============   ============   ====


                                            Net                  Net
                                          Interest             Interest
                                          Earnings             Earnings
                                          --------             --------
Net yield on interest-earning
  assets                                 $5,771,153             4.62%


------------------------------
(1) Includes non-accrual loans.

     The following table shows the average balances, the average month-end yields and the dollar amounts of interest earned or paid for each of the Bank's major categories of interest-earning assets and interest-bearing liabilities for the period indicated.

                                      Year ended December 31, 1994
                                  ----------------------------------
                                                                Average
                                     Average       Interest      Rate
                                    Balance(1)    Earned/Paid  Earned/Paid
                                  ------------   ------------  -----------

Loans (net of allowance)          $ 81,116,000   $  6,229,328     7.68%
Taxable investment securities       37,905,000      2,093,653     5.52
Other investments                      319,000         19,161     6.01
Federal funds sold                   3,565,000        141,807     3.98
                                  ------------   ------------     ----
        Total Average Interest-
          Earning Assets          $122,905,000   $  8,483,94      6.90%
                                  ============   ============     ====
Deposits, interest-bearing:
  Interest-bearing demand         $ 37,008,000   $    822,909     2.22
  Other time certificates           40,981,000      1,993,637     4.86
  Savings deposits                  20,587,000        548,490     2.66
  Repurchase agreements                205,000          4,832     2.36
                                  ------------   ------------     ----
        Total Average Interest-
          Bearing Liabilities     $ 98,781,000   $  3,369,868     3.41%
                                  ============   ============     ====


                                           Net                    Net
                                         Interest               Interest
                                         Earnings               Earnings
                                         --------               --------
Net yield on interest-earning
  assets                                $5,114,081                4.16%

-------------------------------
(1) Includes non-accrual loans.

        C.      Net Interest Volume and Rate Variances

        The following tables set forth the dollar amounts of the changes in net interest income (before provision for credit losses) and the extent to which such changes were attributable to changes in volume, changes in rates and changes in rate/volume for each of the Bank's major categories of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1995 as compared with the year ended December 31, 1994, and for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Changes allocable to volume and rate have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each category.


                                Year ended December 31, 1995
                          ---------------------------------------
                                      (000's omitted)
                           Change     Change    Change     Total
                          in Volume  in Rate  Rate/Volume  Change
                          -------    -------   -------    -------
Interest Income:
Loans (Less Allowance)    $   164    $ 1,457   $    38    $ 1,659
Taxable Invest Sec            (83)        34        (2)       (51)
Other Investments            (168)     1,631    (1,385)        78
                          -------    -------   -------    -------
Total Interest Income     ($   87)   $ 3,122   ($1,349)   $ 1,686
                          -------    -------   -------    -------

Interest Expense:
Interest Bearing Demand   ($  236)   $   780   ($  140)   $   404
Other Time Certificates        37        500         9        546
Savings Deposits               (7)        11        (1)         3
Repurchase Agreements          46          3        27         76
                          -------    -------   -------    -------
Total Interest Expense       (160)     1,294      (105)     1,029
                          -------    -------   -------    -------
Change in Net Interest
 Income                   $    73    $ 1,828   ($1,244)   $   657
                          =======    =======   =======    =======

                              Year ended December 31, 1994
                          ---------------------------------------
                                      (000's omitted)
                          Change     Change     Change     Total
                         in Volume   in Rate  Rate/Volume  Change
                          -------    -------    -------    -------
Interest Income:
Loans (Less Allowance)    $ 1,047    $   723    $   177    $ 1,947
Taxable Invest Sec            491       (202)       (53)       236
Other Investments              (4)        44         (3)        37
                          -------    -------    -------    -------
Total Interest Income     $ 1,534    $   565    $   121    $ 2,220
                          -------    -------    -------    -------

Interest Expense:
Interest Bearing Demand   $   336    $    26    $    20    $   382
Other Time Certificates        13       (359)        (2)      (348)
Savings Deposits               47          3         --         50
Repurchase Agreements           3         (1)        (1)         1
                          -------    -------    -------    -------
Total Interest Expense        399       (331)        17         85
                          -------    -------    -------    -------
Change in Net Interest
 Income                   $ 1,135    $   896    $   104    $ 2,135
                          =======    =======    =======    =======

        D.     Investment Securities

        All of the Bank's investment securities consist of securities of the U.S. Treasury and other governmental agencies, Certificates of Deposit,
Corporate Bonds, and Federal Reserve Bank stock. The following schedule summarizes the book value and the distribution of the Bank's investment securities held as of the dates indicated below. Investment securities are carried at market as of December 31, 1995 and 1994.

                                   December 31,
                             -------------------------
                                1995          1994
                             -----------   -----------
U.S. Treasury Notes          $20,054,063   $19,199,000
U.S. Agencies                 15,762,224    16,297,000
Federal Reserve Bank Stock       390,850       354,000
Certificates of Deposit           98,866       100,000
Corporate Bonds                  502,350       493,000
                             -----------   -----------
        Total                $36,808,353   $36,443,000
                             ===========   ===========

        E.      Maturity of Investment Securities

        The following tables summarize the maturity of the Bank's investment securities distribution and their weighted-average yields for the periods listed.

                                            December 31, 1995
                                          Investment Maturity Distribution
               Amortized                  Amortized                   Amortized
                  Cost                       Cost                        Cost
               Less than      Market        One to        Market         Over          Market
                1 Year        Value       Five Years       Value      Five Years       Value
              -----------   -----------   -----------   -----------   -----------   -----------
U.S.
 Treasury     $ 2,014,602   $ 2,017,814   $17,843,646   $18,036,249   $        --     $      --
U.S.
 Agencies       2,985,311     2,990,000    11,045,357    11,105,274     1,683,055     1,666,950
Federal
 Reserve
 Bank Stock            --            --            --            --       390,850       390,850
Certificate
   of
 Deposit          100,000        98,866            --            --            --            --
Corporate
 Bonds            500,000       502,350            --            --            --            --
              -----------   -----------   -----------   -----------   -----------   -----------
  Total       $ 5,599,913   $ 5,609,030   $28,889,003   $29,141,523   $ 2,073,905   $ 2,057,800
              ===========   ===========   ===========   ===========   ===========   ===========

                                      December 31, 1995
                                      Investment Yields
                          ---------------------------------------
                         Less than          One to         Over
                          1 Year         Five Years     Five Years
                          -----             -----          -----

U.S. Treasuries           4.90%              5.79%            --
U.S. Agencies             5.30%              6.18%          4.80%
Federal Reserve
  Bank Stock                --                 --           6.00%
Certificates of
  Deposit                 2.75%                --             --
Corporate Bonds           6.95%                --             --
                          -----             -----          -----
    Total                 5.26%             5.94%           5.03%
                          =====             =====          =====

                                           December 31, 1994
                                    Investment Maturity Distributio
              ---------------------------------------------------------------------------------
             Amortized Cost             Amortized Cost              Amortized Cost
               Less than      Market        One to        Market          Over        Market
                1 Year        Value       Five Years      Value       Five Years       Value
              -----------   -----------   -----------   -----------   -----------   -----------
U.S.
 Treasury     $ 5,025,000   $ 4,980,000   $15,047,000   $14,219,000   $        --     $      --
U.S.
 Agencies              --            --    14,985,000    14,384,000     2,016,000     1,913,000
Federal
 Reserve
 Bank Stock            --            --            --            --       354,000       354,000
Certificate
   of
 Deposit          100,000       100,000            --            --            --            --
Corporate
 Bonds                 --            --       500,000       493,000            --            --
              -----------   -----------   -----------   -----------   -----------   -----------
  Total       $ 5,125,000   $ 5,080,000   $30,532,000   $29,096,000   $ 2,370,000   $ 2,267,000
              ===========   ===========   ===========   ===========   ===========   ===========

                                           December 31, 1994
                                           Investment Yields
                                 Less than         One to         Over
                                  1 Year         Five Years     Five Years
                                  -----            -----           -----

U.S. Treasuries                   5.43%            5.97%             --
U.S. Agencies                       --             5.76%           4.63%
Federal Reserve
  Bank Stock                        --               --            6.00%
Certificates of
  Deposit                         2.75%              --              --
Corporate Bonds                     --             6.95%             --
                                  -----            -----           -----
    Total                         5.38%            5.88%           4.84%
                                  =====            =====           =====

        F.      Distribution of Loans

        The following table shows the distribution of the Bank's total loans as of the dates indicated below. All loans arise from domestic operations.

                         December 31, 1995       December 31, 1994
                       --------------------    --------------------
                         Amount Percentage       Amount Percentage
                       --------------------    --------------------

Commercial and
  Industrial           $45,379,732    49.46%   $42,243,000    47.20%
Real Estate
  Construction           2,158,172     2.35      1,135,000     1.27
Consumer Installment     3,313,321     3.61      4,049,000     4.52
Residential Mortgage    40,896,989    44.58     42,083,000    47.01
                       -----------   ------    -----------   ------
        Total          $91,748,214   100.00%   $89,510,000   100.00%
                       ===========   ======    ===========   ======

        As of December 31, 1995, $2,265,571 of total loans were unsecured. Of those unsecured loans, $9,264 were classified as non-performing.

        G.      Loan Maturities and Sensitivity of Changes in Interest Rates

        The following tables set forth the maturity distribution of the Bank's total loans by category as of December 31, 1995 and 1994. In addition, the tables show the distribution between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the Bank's interest cost.

        Loan maturities and rate sensitivity of the loan portfolio are as follows:

                                  December 31, 1995
                                   Loan Maturities
                 -----------------------------------------------------
                                   Over
                  One Year        One to        Over
                   or Less      Five Years   Five Years       Total
                 -----------   -----------   -----------   -----------
Commercial and
  Industrial     $24,030,515   $15,269,285   $ 6,079,932   $45,379,732
Real Estate
  Construction     2,158,172            --            --     2,158,172
Consumer Loans     2,521,639       780,917        10,765     3,313,321
Residential
  Mortgages        1,279,656     2,315,781    37,301,552    40,896,989
                 -----------   -----------   -----------   -----------
        Total    $29,989,982   $18,365,983   $43,392,249   $91,748,214
                 ===========   ===========   ===========   ===========

Loans with Variable Rates                     $76,014,590
Loans with Fixed Rates                         15,733,624
                                              -----------
Total                                         $91,748,214
                                              ===========

                                  December 31, 1994
                                   Loan Maturities
                 -----------------------------------------------------
                                   Over
                   One Year       One to       Over
                   or Less      Five Years   Five Years       Total
                 -----------   -----------   -----------   -----------
Commercial and
  Industrial     $20,751,000   $15,493,000   $ 5,999,000   $42,243,000
Real Estate
  Construction     1,135,000            --            --     1,135,000
Consumer Loans     2,898,000     1,095,000        56,000     4,049,000
Residential
  Mortgages          147,000     1,940,000    39,996,000    42,083,000
                 -----------   -----------   -----------   -----------
        Total    $24,931,000   $18,528,000   $46,051,000   $89,510,000
                 ===========   ===========   ===========   ===========



Loans with Variable Rates                      $75,782,000
Loans with Fixed Rates                          13,728,000
                                               -----------
Total                                          $89,510,000
                                               ===========

        H.     Credit Risk Management

        The Bank charges off that portion of any loan which management or bank examiners consider to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond any collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan which is declared a loss is charged against the Bank's allowance for credit losses.

        The following details loans that were nonaccrual or were accrual loans which were contractually past due 90 days or more as to principal or interest payments at December 31, 1995 and 1994:


                                                December 31,
                                       ------------------------------
                                         1995                  1994
                                       --------              --------
Non-Accrual Loans                      $109,988              $507,000
90 days past due but
  accruing                                   --               100,000
                                       --------              --------
                          Total        $109,988              $607,000
                                       ========              ========

        The Bank's policy of placing a loan on non-accrual requires that all loans 90 days or more past due are to be placed on "non-accrual" status unless the loan is well secured and in the process of active collection. This is in conformance with the guidelines for non-accrual loans of the Office of the Comptroller of the Currency. A loan is considered well secured if the verified value of the collateral meets normal loanable margin requirements for those collateral assets, considering principal and interest over the period it can reasonably be expected to liquidate the asset.

        For the case of real estate collateral, independent "fair value" appraisals, including professional estimates of marketing time, are used to judge whether a loan meets this criteria.

        Additionally, the following schedule details the Bank's potential future problem loans:

                                   December 31, 1995
                           ------------------------------
                              Watch    Alert
                              List      List      Total
                           ----------   ----   ----------

Commercial Loans           $3,473,452   $ --   $3,473,452
Real Estate Construction           --     --           --
Consumer Installment           14,286     --       14,286
Residential Mortgage          616,874     --      616,874
                           ----------   ----   ----------
        Total              $4,104,612   $ --   $4,104,612
                           ==========   ====   ==========

        As of December 31, 1995, there was no concentration of loans exceeding ten percent (10%) of total loans which were not otherwise disclosed as a category in the loan portfolio table. As of December 31, 1995, there were no other interest-bearing assets that would be required to be in the Credit Risk Management section above if such assets were classified as loans.

        The Watch List includes loans which may or may not be performing according to original terms, or are to clients operating in a weak industry or in an industry currently negatively impacted by the economy. These loans have a well-defined weakness which jeopardizes the orderly liquidation of the debt. Such loans are inadequately protected by the current sound net worth and paying capacity of the obligor, or there are questions as to the value of pledged collateral, if any. They are characterized by a degree of risk which poses a distinct possibility that the Bank could maintain some loss if the deficiencies are not corrected in a timely manner. These loans are reported to the Board of Directors.

        Other loans which may be included in the Watch List are those collateralized within policy guidelines or as exceptions to policy, with historical and/or current trends of only adequate earnings. Net worth is likely not to possess strong liquidity. These loans do not presently expose the Bank to a sufficient degree of risk to warrant adverse classification; however, they possess credit deficiencies deserving of management's close attention. Failure to correct such deficiencies could result in a loan of greater risk in the future.

        Loans included in the Alert List have a weakness found in Watch List loans, with the added aspect that the weakness is pronounced to a point where, on the basis of current facts, conditions and values, there is a clearly identifiable element of potential loss exposure contained therein. These loans are also reported to the Board of Directors.

        I.      Summary of Loan Loss Experience

        The Bank has established an allowance for credit losses to provide for losses which can be reasonably anticipated. The allowance for credit losses is periodically provided for through charges to operating expenses in the form of provisions for credit losses. Actual credit losses or recoveries are charged or credited, respectively, directly to the allowance for credit losses. The amount of the allowance is determined by management of the Bank. Among the factors considered in determining the allowance for credit losses are the current financial conditions of the Bank's borrowers and the value of the security, if any, for their loans. Estimates of the effect of current economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Bank's historical credit loss experience and reports rendered by governmental regulators.

        Because these estimates and evaluations are primarily judgmental factors, no assurance can be given that the Bank may not sustain credit losses substantially higher than the allowance for credit losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance. As of December 31, 1995, the credit loss allowance of $2,362,310 was believed to be sufficient to cover all potential loan problems.

        Management reviews the provisions for credit losses on a quarterly basis. This review process includes the grading or regrading for each commercial credit. Those determined to have a strong possibility of loss for the subsequent quarter or year are segregated and a provision is made for potential loss in addition to the normal credit loss provision.

        The Bank's loan portfolio is divided into ten categories: Construction and related, Medical and Dental, Personal Households, Manufacturing, Business Services, other Industries, Installment/VIP, VIP-Plus Home Equity, First Residential Permanent, and Business/Personal Credit Cards. Based upon historical information and banking experience, each category is given a certain credit loss allowance. A higher provision is used for installment and consumer loans.

        All commercial loans are reviewed and regraded quarterly. Installment and consumer loans are not. Any commercial loan graded in a lower category is reviewed for potential dollar loss and provided for in the credit loss provision. Additionally, all loan commitments (unfunded) and standby letters of credit are reviewed monthly. Also, the concentration of loans by category and general economic trends are reviewed quarterly to determine if any other adjustments to the credit loss provision need be made.

        The Bank also reviews collateral values pursuant to a written appraisal policy and procedure. The Bank's appraisal policy and procedure ("Policy") includes policies and procedures governing appraisals of residential single family detached dwellings, one-to-four family dwellings, multi-family dwellings, commercial real estate consisting of retail centers, office buildings, industrial buildings, land acquisition and development loans for both residential and commercial purposes, developed residential building lots and residential and commercial construction loans. In practice, lending now is limited to owner-occupied residential property and owner-occupied office facilities or industrial buildings. The policy requires an appraisal on any real property securing loans above $250,000.

        The Policy sets forth the required content and form of the appraisal report, including definitions of "market value" and "fair value" as specified in 12 CFR Sec. 7.3025(d), time adjustments (if applicable) and obvious environmental considerations.

        The appraiser is required to utilize three approaches to value. The policy also sets forth definitive requirements as to age, distance and adjustment percentages of comparable properties. Residential real estate appraisals are designed to conform to the policies of the Federal Home Loan Mortgage Corporation. All appraisers used must be approved by the Bank's Board of Directors after completing a detailed application and screening process. Approved appraiser lists are reviewed annually.

        Bank Policy dictates that a "fair value" appraisal from a Bank-approved appraiser be obtained on all real property within 60 days of acquisition as OREO. In addition, a new "fair value" appraisal will be obtained no less often than annually until the OREO property has been disposed of. Appraisals may be ordered more frequently depending on economic conditions and projected property value declines.

        The following provides an analysis of the Bank's loan loss experience for the years ended December 31, 1995 and 1994.

                                          Years ended December 31,
                                        ---------------------------
                                            1995             1994
                                        -----------     -----------
Balance Beginning of Period             $ 2,422,513     $ 1,776,129
Acquired as result of purchase
  of American National Bank                    --           806,141
Charge Offs:
  Commercial and Industrial                    --          (126,534)
  Real Estate Construction                     --              --
  Consumer Installment                      (46,996)        (15,288)
  Mortgage Loans                            (19,517)           --
Recoveries:
  Commercial and Industrial                  96,462          51,760
  Consumer Installment                        1,841           5,937
  Mortgage Loans                              6,875            --
                                        -----------     -----------
Net (charge offs) recoveries                 38,665         (84,125)
Amounts credited to operations              (98,868)        (75,632)
                                        -----------     -----------
Balance End of Period                   $ 2,362,310     $ 2,422,513
                                        ===========     ===========
Ratio of net (charge offs) recoveries
 to loans outstanding                           .04%           (.09%)


                                    Year ended December 31, 1995
                                   -----------------------------
Allowance for Loan Loss                          As a % of Total
Specific and General Reserve:         Total       Loan Category
-----------------------------      ----------    --------------

Commercial & Industrial            $  835,856         1.8%
Real Estate
 Construction                          74,484         3.5
Consumer Loans                         69,971         2.1
Residential mortgage                  789,225         1.9
Reserve for unfunded commitments       41,143
Reserve for general economic
 conditions                           551,631
                                   ----------
        Total                      $2,362,310
                                   ==========

                                    Year ended December 31, 1994
                                   ------------------------------
Allowance for Loan Loss                          As a % of Total
Specific and General Reserve:         Total       Loan Category

Commercial & Industrial            $  396,913         2.1%
Real Estate
 Construction                          93,445         2.3
Consumer Loans                        349,449         1.8
Residential mortgage                  748,178         1.5
Reserve for unfunded commitments       65,117          .3
Reserve for general economic
 conditions                           769,411
                                   ----------
        Total                      $2,422,513
                                   ==========

        J.     Deposits

        The following table sets forth information for the periods indicated regarding the average month-end balances of the Bank's deposits by category and as a percentage of total average daily deposits.


                     Noninterest    Interest
                       Bearing       Bearing
                       Demand        Demand         Savings         Time
                      Deposits      Deposits       Deposits        Deposits
                      --------      --------       --------        --------

December 1995
-------------
Average Balance     $22,575,000    $28,913,000    $21,164,000    $44,005,000
Percent of Total          19.35%         24.79%         18.14%         37.72%
Average Rate Paid          --             3.15%          4.10%          5.77%

December 1994
-------------
Average Balance     $22,055,000    $37,008,000    $20,587,000    $40,981,000
Percent of Total          18.28%         30.68%         17.07%         33.97%
Average Rate Paid          --             2.22%          2.66%          4.86%

The following table indicates the maturity of the Bank's time certificates of deposit.

                                    December 31, 1995
                                    Deposit Maturity
                 -------------------------------------------------------------------
                  Less than      Three to     1 Year to       Over
                Three Months    12 Months     Five Years    Five Years      Total
                 -----------   -----------   -----------   -----------   -----------
Time
  Certificates
  of Deposit
  $100,000
  and over       $ 3,497,647   $ 7,326,066   $ 2,866,197   $      --     $13,689,910
Other Time
  Deposits         6,770,782    16,664,297     6,785,187        46,633    30,266,899
                 -----------   -----------   -----------   -----------   -----------
Total            $10,268,429   $23,990,363   $ 9,651,384   $    46,633   $43,956,809
                 ===========   ===========   ===========   ===========   ===========

        K.    Short-Term Borrowings

        The Bank had Fed Funds Purchased of $1,200,000 and Repurchase Agreements of $5,140,500 at December 31, 1995. There were no Fed Funds Purchased at December 31, 1994, and Repurchase Agreements were $603,000.

        L.      Certain Ratios

        The following table sets forth annualized information with regard to the Company's consolidated return on average assets, consolidated return on average equity, and ending equity to assets ratio for the periods indicated.

                                      Years ended December 31,
                                    --------------------------
                                       1995           1994
                                    --------       ----------

Return on Average Assets                .53%            1.02%
Return on Average Equity               5.53%           11.85%
Ending Equity to Assets Ratio         10.01%            8.29%
Net Income                          $715,281       $1,357,375


        M.     Rate Sensitivity Report

        The following Rate Sensitivity Report sets forth the listing of investments, loans and deposits as of December 31, 1995.

                                          Rate Sensitivity Report
                                          As of December 31, 1995
                                              (000's omitted)
                                              Six
                                            months to
                     30 days or  31 days to Less than    One to      Over
                       Less      6 months    1 Year    Five Years Five years    Total
                     --------    --------   --------    --------   --------   --------
Investments
 and Loans:

Federal Funds
 Sold                $   --      $   --     $   --      $   --     $   --     $   --
Investment
 Securities              --         3,606      2,983      28,889      2,058     37,536
Loans                  46,709      21,047     11,097       9,806      3,089     91,748
                     --------    --------   --------    --------   --------   --------
Total Investments
  and Loans          $ 46,709    $ 24,653   $ 14,080    $ 38,695   $  5,147   $129,284

Deposits:

Demand:
  Interest Bearing   $  8,075    $   --     $   --      $   --     $   --     $  8,075
Time Deposits
  Over $100,000         1,628       4,981      4,215       2,866       --       13,690
Time Deposits
  Under $100,000        2,284      10,723     10,454       6,806       --       30,267
Savings                40,366        --         --          --         --       40,366
                     --------    --------   --------    --------   --------   --------
Total Deposits         52,353      15,704     14,669       9,672       --       92,398
                     --------    --------   --------    --------   --------   --------
Period Gap             (5,644)      8,949       (589)     29,023      5,147     36,886
                     --------    --------   --------    --------   --------   ========
Cumulative Gap       ($ 5,644)   $  3,305   $  2,716    $ 31,739   $ 36,886   $ 36,886
                     ========    ========   ========    ========   ========   ========

        The above Rate Sensitivity Report shows that the Bank's gap position for 30 days or less is negative. This means that if interest rates increase, short term earnings will be negatively impaired. The Bank's gap position for a one year time frame is "asset sensitive." If interest rates increase during this time frame, net income would be favorably impacted. This is due to assets being repriced at the higher rate faster than the liabilities. If interest rates decreased during this period, net income would be adversely affected.

        The one to five years cumulative gap position is also "asset sensitive." If interest rates increase, net income would be favorably impacted. If interest rates decrease during this period, net income would be adversely affected.

        The book value and market value of investment securities at December 31, 1995 was $36,808,000.

ITEM 2.         PROPERTIES.

        The Company and the Bank offices are located at 2425 East Camelback Road, Phoenix, Arizona 85016. The Bank is obligated under a lease agreement for its approximate 11,697 square-foot office space until June 30, 1999. The lease requires the Bank to pay an allotted percentage of the direct expenses of the building and project in excess of specified levels. The lease agreement grants the Bank renewal options for two five-year periods at the fair market rent at the renewal date.

        On February 2, 1994, the Bank acquired substantially all the assets and liabilities of American National Bank. As a result of the acquisition, the Bank signed a five year lease on the office at 8700 E. Pinnacle Peak Road, Scottsdale, Arizona. The building is a two-story building with rentable space of 12,217 square feet. The lease agreement provides renewal options for two five-year periods. The Bank has subleased approximately 3,150 square feet of the second floor space under similar terms.

        Total rental expense under the aforementioned leases for the twelve months ended December 31, 1995 was approximately $573,000. Future minimum rental payments required under the lease agreements at December 31, 1996, were approximately as follows:



                    Year Ending
                    December 31,

                       1996                         616,116
                       1997                         616,116
                       1998                         618,223
                       1999                         210,636
                     Thereafter                         --
                                                  ----------
                                                  $2,061,091
                                                  ==========

        The Bank acquired one acre of real estate and a building located at 13648 N. Tatum in Phoenix, Arizona as part of the American National Bank purchase. During 1995, the building housed the Accounting department. Management intends to use the building as an operations center in 1996. Approximately, 2,000 square feet of the building is leased to an insurance agency.

ITEM 3.         LEGAL PROCEEDINGS.

        There are no material legal proceedings pending against the Company or its subsidiary, the Bank.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters have been submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS.

        Currently, there is no established public trading market for the Company's Common Shares.

        The Company's book value per share as of December 31, 1995 is $.83.

        The number of shareholders of record as of December 31, 1995 is 337.

        The Company's ability to pay dividends is dependent upon the receipt of dividends from the Bank. Currently, the Company has no other sources of revenue. No common stock dividends have been declared or paid by the Bank or the Company since inception, and management of the Bank and the Company intends to follow a policy of retaining earnings for the purpose of increasing shareholders' equity in the Bank. Approval of the Comptroller of Currency may be required prior to payment of dividends under certain circumstances.


ITEM 6.         SELECTED FINANCIAL DATA.

        The following selected consolidated financial data for the Company for the five years ended December 31, 1995, 1994, 1993, 1992, and 1991 has been derived from the audited consolidated financial statements for those periods and should be read in connection with the consolidated financial statements and the related notes thereto.

                                                    Year Ended December 31,
                      --------------------------------------------------------------------------------
                          1995              1994            1993             1992             1991
                      -------------    -------------    -------------    -------------   -------------
Total Interest
  Income              $  10,170,183    $   8,483,949    $   6,263,871    $   7,038,091   $   8,317,342

Net Interest
  Income                  5,771,153        5,114,081        2,979,376        3,160,845       2,813,554
Provision for
  Credit Losses             (98,868)         (75,632)        (218,573)            --            90,000
Net Interest Income
  after Provision
  for Credit
  Losses                  5,870,021        5,189,713        3,197,949        3,160,845       2,723,554
Other Operating
  Income                    838,551          709,465          509,523          598,672         486,944
Other Operating
  Expenses                5,738,202        4,761,236        2,958,218        2,965,702       2,923,778
Net Income (Loss)           715,281        1,357,375        1,449,254          613,815         286,720
Per Share Data:
Income (Loss) per
  share                         .04              .08              .09              .04             .03
Dividends declared
  per share                    --               --               --               --              --
Loans                    91,515,000       89,285,000       68,426,000       67,860,000      62,623,000
Allowances for
  Credit Losses           2,362,000        2,423,000        1,776,000        1,914,000       1,648,000
Total Assets            137,516,000      142,845,000      108,295,000      100,455,000      99,274,000
Total Deposits          116,357,000      129,228,000       95,986,000       89,200,000      88,848,000
Total Liabilities       123,745,000      130,999,000       96,764,000       90,373,000      90,456,000
Shareholders'
  Equity                 13,771,000       11,846,000       11,531,000       10,082,000       8,817,000

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        In 1995, Biltmore Bank Corp. reported consolidated net income of $715,000, after provision for taxes of $255,000 versus net income in 1994 of $1,357,000, after a tax credit of $219,000 and consolidated net income of $1,449,000 in 1993. Pre-tax income from operations was $970,000 in 1995 compared with $1,138,000 in 1994 and $749,254 in 1993. The tax credit in 1994 arose from application of FAS 109, "Accounting for Income Taxes" which requires the current recognition of tax-loss carry forward benefits as more completely explained in footnote 16 to the financial statements.

Net Interest Income

        Net interest income increased $657,000, or 12.8%, in 1995 as compared to 1994. This increase primarily resulted from the company's ability to shift assets deployed from lower yielding investments to higher yielding loans in 1995 and the inclusion of the purchased loans from American National Bank for the full year 1995. Average loans increased $7,050,000, or 8.7% in 1995.

        Net interest margin increased to 4.62% in 1995, from 4.16% in 1994 as the interest rate environment (rising rates) boosted yields on the loan portfolio, especially residential mortgage loans, to a greater degree than deposit costs.

Provision for Loan Losses

        The loan portfolio of the Company's subsidiary, Biltmore Investors Bank, is subject to twice a year review by an internal loan review group of Johnson International, Inc., the majority shareholder. A large sample of all loans over a minimum size are reviewed in a manner similar to bank regulatory examiners, including an estimate of possible loss. This group prepares a report to management on the results of their loan evaluation and that report, along with management's quarterly internal review and annual reviews by the Office of the Comptroller of the Currency, are used to determine the adequacy of the allowance for loan losses. Based on this information and analysis, management believes the reserve at year end, $2,362,000 is adequate to provide for potential loan losses.

        Additionally, as the Allowance for Loan Loss Reserve stood at 2.71% at 12/31/94 and 2.57% at 12/31/95, and recoveries exceeded charge-offs by $38,665, no provision for loan losses was made in 1995.

        Total non-accrual loans were $110,000 at year end 1995, an improvement of $497,000, over 1994. Total potential future problem loans totaled $4.1 million at 12/31/95, or 4.4% of loans and 29.7% capital, versus $3.5 million, or 3.9% and 29.7% of total loans and capital, respectively, at 12/31/94.

Non-Interest Income

        Other income increased $130,000 or 18%, on a year to year basis primarily as a result of greater service fees and increased trust revenues.

Non-Interest Expenses

        These expenses increased $977,000 in the year 1995, or 20.5%. Of this increase, $614,000 was in salaries and benefits as the Company's subsidiary added staff to build a proper infrastructure for future growth, meet new bank regulatory challenges and prepare for the expected growth in the Maricopa County economy. Management fee expense increased $152,000 under an arrangement whereby the Bank makes payment for allocable services provided by our majority owner, Johnson International (See footnote 20 of financial statements for detailed explanation). Finally, other expenses were up $167,000 primarily as a result of accrual for costs to restructure and move certain operations and recognize a check fraud loss early in the year on which we are recovering in installments from a former depositor.

Loans

        The loan portfolio increased from $89,510,000 at December 31, 1994 to $91,748,000 at December 31, 1995. All of the increase is attributable to a $3,136,000 year to year rise in commercial and industrial loans.

        Unsecured loans, which are primarily classified in the commercial and industrial category, stood at $2,266,000 at year end 1995 and $2,513,000 at year end 1994.

        The Bank's asset/liability and liquidity policies set a guideline whereby the Bank will maintain a loan portfolio not to exceed 80% of total deposits. The actual percentage of outstanding loans is based on total deposit duration and foreseen liquidity needs. The loan to deposit ratio at year end 1995 and 1994 stood are 79% and 69%, respectively.

Deposits

        The Bank's deposits decreased $12.8 million from year end 1994 to 1995. Average deposits year to year decreased $4.0 million, or 3.3%. The drop was attributable entirely to an $8.0 million drop in interest sensitive, interest bearing demand accounts, as all of the other categories of deposits increased on average $4.1 million in 1995 compared to 1994. Management believes the decrease was primarily driven by our clients managing their cash assets more closely, using liquidity to finance a portion of their growth in 1995, as well as the attractiveness in 1995 of alternative investments, primarily the domestic equities markets.

Liquidity

        Liquid assets, which include Federal Funds sold, investment securities, and cash and due from banks equalled 37% of total deposits as of December 31, 1995 and 39% as of December 31, 1994.

        The Bank also makes use of securities under agreement to repurchase as a short term borrowing tool as the need arises.

Asset/Liability Management

        This involves funding and investment strategies necessary to maintain an appropriate balance between interest-sensitive assets and liabilities to produce adequate earnings, as well as reasonable liquidity. The Bank maintains active management of the balance sheet position to confine the risk of interest rate swings on earnings. Adequate funding sources are maintained through a full line of competitively priced deposit products and short-term borrowing facilities and asset diversification is assured through using both variable and fixed rate loan products and investments.

        The Bank maintains $6,000,000 in Federal Fund borrowing lines of credit with local correspondent banks for short term liquidity needs. The Bank also has a Letter of Credit line of $750,000 available from a local correspondent bank.

        At December 31, 1995, the Bank's short term gap (30 days or less) is a negative $5.6 million, 4.0% of total assets, which means if interest rates increase, short term earnings will be negatively impacted. The cumulative gap for a one year period is "asset sensitive" - $1.8 million or 1.3% of total assets which would reflect in net income being favorably impacted over the next year should interest rates rise. This is due to the fact assets would be repriced at a somewhat faster pace than deposits. Management believes this is a reasonable position to be in given the current interest rate and economic environment.

Capital Resources

        Shareholders equity at 12/31/95 was $13.7 million compared to $11.8 million at 12/31/94. During 1995, 37% of the increase resulted from full retention of earnings, while the remainder reflected an increase in the market value of our investment portfolio resulting from the general rise of interest rates in the U.S. government securities market.

        Capital ratios of the Company and the Bank remain well in excess of regulatory requirements. The Bank's Tier one capital ratio at December 31, 1995 was 13.57% (Regulatory requirement - 4%), while the Risk-Weighted capital ratio was 16.16% (Regulatory requirement - 8%).

        Due to Office of the Comptroller of the Currency regulation, the Bank had no retained earnings available for distribution to the Company at December 31, 1995 and 1994.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and schedules are set forth following Part IV.


ITEM 9.         CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no changes in accountants during the last three fiscal years of the Company and its Subsidiary. Arthur Andersen, L.L.P. has performed the 1993, 1994, and 1995 audits and management has had no disagreements with the accountant regarding accounting and financial disclosure.




                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the Directors and executive officers of the Company and the Bank.




                          Position With                                  Term
          Name              Company (1)        Position With Bank (2)   Expires
          ----              -----------        ----------------------   -------


DIRECTORS OF THE COMPANY AND OF THE BANK:

LeRoy C. Gust             Director, President  Chairman of the Board of   1998
                          Chief Executive      Directors, President and
                          Officer              Chief Executive Officer

William G. Ridenour       Director             Director                   1997

Lawrence L. Stuckey       Director             Director                   1996

Philip B. Bell            Director             Director                   1998
                          and Treasurer
Kimberley A. Gill-Rimsza  Director             Director                   1996

John L. Heath             Director             Director                   1996

Carrie Louis-Hulburd      Director             Director                   1997

L. Robert Peterson        Director             Director                   1998

KEY EMPLOYEES/EXECUTIVE OFFICERS:

James E. Chappell         Secretary            Secretary  and              --
                                               Vice President

Richard Dunseath          Vice President       President, Phoenix          --
                                               Division

Scott R. Essex            Vice President       Vice President and          --
                                               Manager Trust Department

George P. Tyson              --                President, Scottsdale       --
                                               Division
--------------------------------

(1) All officer positions with the Company and the Bank are held for one-year terms.

(2) The term of each Director of the Bank extends from the Annual Meeting of the Company for a period of one year.

        No Director or executive officer of the Company is a party to any litigation or legal proceedings whereby such Director or executive officer is a party adverse to the Company or has a material interest adverse to the Corporation.

        On January 23, 1996, Richard A. Hansen was elected Chairman of the Board of Directors of the Company.

        On February 15, 1996, George P. Tyson assumed the position of Real Estate Executive. The position of President, Scottsdale Division was eliminated.

        Non-employee directors of the Company and the Bank are paid $250 per board meeting attended. Members of the CRA, Audit, Investment and Personnel Committees are paid $100 for each committee meeting they attend. Loan Committee members are paid $150 for each committee meeting they attend.


                      BUSINESS BACKGROUND AND EXPERIENCE OF
                        DIRECTORS AND EXECUTIVE OFFICERS

        The following sets forth brief summaries of the backgrounds and business experiences, including the principal occupations, of the Directors and executive officers of the Company and the Directors and executive officers of the Bank.

        LEROY C. GUST, age 54, served as a management consultant and interim Chief Operating Officer for the Bank from June 1989 until January 1990. On January 16, 1990, Mr. Gust was named President and Chief Executive Officer of the Bank. Effective the same date he was also elected to serve as President and Director of both the Company and Bank. He also is a Senior Vice President of Johnson International, Inc. and has over twenty-five years of banking experience. His prior experience includes four years (1985-1989) as an Executive Vice President - Retail Banking at Marshall & Ilsley Bank, Milwaukee, Wisconsin; eight years as President of Heritage Banks in Beloit and Milwaukee, Wisconsin and a Director and member of the Management Committee of Heritage Wisconsin Corp., Milwaukee, Wisconsin, and thirteen years of commercial lending, primarily at The Northern Trust Company, Chicago, Illinois. Mr. Gust obtained a B.A. degree in Economics, and a Master of Science Degree in Finance, from the University of Illinois in 1965 and 1966, respectively.

        WILLIAM G. RIDENOUR, age 51, is a practicing attorney in Phoenix, Arizona, and a senior partner in the law firm of Ridenour, Swenson, Cleere & Evans, P.C. Mr. Ridenour received a Bachelor of Arts degree from the University of Arizona in 1966. In 1967, Mr. Ridenour received a Master of Arts in Political Science from Rutgers University, New Brunswick, New Jersey. Mr. Ridenour received his law degree from the University of Arizona in 1970. From 1980 to 1982, Mr. Ridenour was Secretary and General Counsel for Greater Arizona Savings and Loan Association, a savings and loan association located in Phoenix, Arizona. Since 1980, he has acted as pro tem judge for the Maricopa County Superior Court. Mr. Ridenour has been Director of the Company since 1985.

        LAWRENCE L. STUCKEY, age 49, is the president and owner of Stuckey Insurance Agency, a general insurance agency specializing in property and casualty insurance in Phoenix, Arizona. Mr. Stuckey became president and owner of Stuckey Insurance Agency in 1979 after working for the company since 1967. Mr. Stuckey also is a partner in Financial Innovations, a partnership established in 1975 to develop and broker commercial real estate in Phoenix, Arizona. Mr. Stuckey graduated in 1967 from the University of Arizona with a Bachelor of Science Degree in Business. Mr. Stuckey has been Director of the Company since 1985.

        PHILIP B. BELL, age 59, is chairman, president and owner of P.B. Bell & Associates, Inc., a real estate management and development firm. Before forming his own company in 1975, Mr. Bell served in executive capacities with Ramada Inns, L.B. Nelson Corp., and Kaufman & Broad, Inc. Mr. Bell is a CPA and was a supervisor with the accounting firm of Coopers & Lybrand. Mr. Bell is a graduate of Dartmouth College, and has an MBA from Amos Tuck School of Business Administration. Mr. Bell has been Director and Treasurer of the Company since March 1986.

        JOHN L. HEATH, age 60, is the retired Chairman of the Board of L.S. Heath & Sons, Inc. in Robinson, Illinois. He served as Senior Vice President of L.S. Heath & Sons, Inc. from 1969 to 1971 and as Chairman, President and Chief Executive Officer from 1971 to 1982. In 1958, he received his Bachelor of Science Degree in Social Science from Eastern Illinois University, Charleston, Illinois. Mr. Heath has been Director of the Company since March 1988.

        L. ROBERT PETERSON, age 72, is a retired Executive Vice President and Member of the Office of the Chairman of S. C. Johnson Wax Co., Inc., where he was employed for 39 years. He is also a former Director of Racine Environment Committee and Heritage Bank and Trust, and has served as President of the Racine Area United Way. Mr. Peterson attended Utah State Agricultural College and the University of Wisconsin. He was appointed Director of the Company in January 1993.

        KIMBERLEY A. GILL-RIMSZA, age 33, is President and C.E.O. of Gill Group, Inc., a food service equipment company located in Phoenix, Arizona. Mrs.
Gill-Rimsza graduated in 1984 from Rollins College with a Bachelor of Arts Degree in Business Administration and Economics. She is a Certified Food Service Professional (CFSP). Mrs. Gill-Rimsza has been a Director of the Company since 1995.

        CARRIE LOUIS-HULBURD, age 36, formerly served as a Law Intern with the Arizona Attorney General's Office, Child Support Collection Division in Phoenix, Arizona. Mrs. Hulburd is a graduate of Colorado College and the American Graduate School of International Management. She has a J.D. from Arizona State University Law School. Mrs. Hulburd has been a Director of the Company since 1995.

        JAMES E. CHAPPELL, age 36, is Secretary of Biltmore Bank Corp, and Secretary and Trust Officer of Biltmore Investors Bank. Mr. Chappell is a graduate of Iowa State University.

        RICHARD D. DUNSEATH, age 49, is President of the Phoenix Division. He joined the bank in September of 1994. Mr. Dunseath's previous career included entrepreneurial pursuits in equipment leasing and homebuilding, Senior Vice President and Manager of Citibank's Community Banking Division and as a Manager of the Phoenix Region and the Scottsdale Region of United Bank of Arizona. Mr. Dunseath has an MBA degree from Arizona State University and is a graduate of the Pacific Coast Banking School.

        SCOTT R. ESSEX, age 43, is Vice President and Manager of the Trust Department of the Bank. He joined the Bank in June of 1991. He previously was Business Development Officer, Trust Officer of Northern Trust Bank of Arizona. He has a masters degree in Business Administration from University of Michigan.

        GEORGE P. TYSON, age 58, is President of the Scottsdale Division. He joined the Bank in February of 1994. He previously served as Senior Vice President, Financial Institutions Division for Citibank, Senior Vice President, Branch Administration with United Bank of Arizona and founding President of The Bank of Northern Arizona in Flagstaff, Arizona.

                                 ADVISORY BOARD

        In addition to the Board of Directors, the Bank has established an Advisory Board consisting of up to fifty (50) persons who represent the various markets which the Bank expects to serve. The Advisory Board is composed of individuals from the local business and professional community of Phoenix, Arizona, who can and are expected to contribute to the Bank's development and to its success through their expertise and experience.

ITEM 11.   SUMMARY COMPENSATION TABLE.
           ---------------------------

                                              Annual Compensation
                                              -------------------

Name and Principal       Fiscal                             Other Annual      All Other
   Position               Year      Salary(1)    Bonus    Compensation(2)  Compensations(3)
   --------               ----      ---------    -----    --------------- -----------------
LeRoy C. Gust
 President and Chief
  Executive Officer       1995      $161,200    $29,127          --               $6,500
                          1994      $158,004    $51,699          --               $9,150
                          1993      $153,221    $32,480          --               $8,992

Richard D. Dunseath       1995      $105,000        --           --               $6,300
 President of the
  Phoenix Division

----------------------
(1) The salary of Mr. Gust is based on a recommendation by the Compensation Committee of Johnson International. The committee considers the overall performance of the Bank and Mr. Gust's activities within the Bank in making their recommendation, which is then presented to the Board of Directors for approval.

(2)     While  the  President  and  Chief   Executive   Officer  enjoys  certain
        perquisites, such perquisites do not exceed the lessor of $50,000 or 10% of his salary and bonus.

(3) These amounts represent the Company's contribution to defined benefit retirement plan and 401k plan for the benefit of the President and Chief Executive Officer.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information as of December 31, 1994, concerning shares of the Company's Common Stock beneficially owned by each Director of the Company and the Bank, by all Executive Officers and Directors as a group, and by each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Corporation's voting securities, as required by 17 CFR 229.403.

                                         Amount and
Title of          Name of           Nature of Beneficial     Percent
 Class        Beneficial Owner           Ownership           of class
 -----        ----------------           ---------           --------

Common      William G. Ridenour             10,400    (1)          *
Common      Lawrence L. Stuckey             12,100    (1)          *
Common      Philip B. Bell                   5,000                 *
Common      John L. Heath                   10,500                 *
Common      LeRoy C. Gust                    4,650    (2)          *
Common      Carrie Louis-Hulburd             2,000                 *
Common      L. Robert Peterson               2,000                 *
Common      Kimberley A. Gill-Rimsza         2,000                 *
                                           -------               ----
Executive Officer and Directors as a
   group                                    48,650                 *
                                           =======               ====

Common      Johnson International, Inc. 16,010,045               96.9%
            4041 North Main Street      ==========               ====
            Racine, WI  53402

-------------------------------------
*       The   percentage   of  shares   beneficially   owned  by  each  Director
        individually, and all Directors and Executive Officers as a group, does not exceed one percent of the issued and outstanding shares of the Company.
(1) This figure does not include 10,000 shares that may be purchased under the 1984 Founding Directors' Nonstatutory
        Stock Option Plan. All of these options are currently unexercisable.
(2) This figure does not include 58,366 shares which Mr. Gust may be granted under the terms of the Stock Purchase and Investment Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There are no existing or proposed material transactions between the Company or the Bank and any of their Executive Officers or Directors, except as indicated herein. All transactions with affiliates, Company Executive Officers or Directors and/or Shareholders must be approved by a majority of disinterested Directors.

        The law firm of Ridenour, Swenson, Cleere & Evans, P.C., of which William G. Ridenour, a Director of the Company and the Bank is a partner, has provided legal and organizational services to the Company and the Bank. Also, Mr. Ridenour's law firm has, in the past, acted as general counsel for the Company and the Bank and will continue to do so in the future and paid for those general counsel services as and when rendered.

        The Company currently pays management fees to JI for services provided to the company. Services provided include: management consulting, internal audit, compliance and loan review, payroll and personnel, group purchasing, and risk management. The cost of JI services is allocated using acceptable and recognized cost accounting techniques. In 1995, the Company paid approximately $428,111 to JI for such services, which represented 88% of the costs allocable to the Company. Amounts charged in the future will be 100% of costs allocable to the Company in 1996. The estimated expense for management fees in 1996 will be approximately $456,000.

        Many of the Directors and Executive Officers of the Company, and the business and professional organizations with which they are associated, have banking transactions with the Bank in the ordinary course of business. The ratio of the total amount of loans made to Directors to the total amount of Bank equity as of December 31, 1995 is $624,704 to $13,714,000, or 4.6% of Bank
equity. It is the Bank's policy that any loans and commitments to loan funds included in such transactions will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to its and the Company's Directors and Executive Officers as a group, loans to individual Directors and officers must comply with the Bank's lending policies and statutory lending limits, as provided by federal statutes and regulations. Directors with a personal interest in any loan application are excluded from the consideration of that loan application and only a majority of disinterested Directors can approve such a loan. Also, loans to such persons are not made and cannot be made, pursuant to federal regulations, on terms more favorable than those afforded to other borrowers.

        Many of these loan transactions have been renewed or extended from time to time. All renewals and extension requests by Directors or Executive Officers are treated no more favorably than any such request by other borrowers.

        All renewals and extension requests are reported to the Board of Directors along with all other loans made. All renewals and extension requests must be, pursuant to the Bank's lending policy, reviewed and approved by way of the same process and procedures utilized in making a determination to make the loan initially.

        The following, in summary format, are the transactions with or involving management of the Company and the Bank in excess of $60,000. "Management" in this context, is defined as directors, executive officers, greater than 5% stockholders, or any member of their immediate family (which includes in-laws) as per Item 404 of Regulation S-K. In the following summary of transactions, the current status discussed is as of December 31, 1995.

        William G. Ridenour, Director of the Company and of the
Bank:

        (1) A $100,000 revolving line of credit secured by a time certificate of deposit with a current maturity date of February 5, 1997. The loan, originally established in December 1985, is at the rate of two percent (2%) over the certificate of deposit rate. As of December 31, 1995, the certificate of deposit rate was 6.44% and the loan was current with a principal balance of $98,974.

        (2) A $173,000 mortgage loan secured by Mr. Ridenour's principal residence was made on December 13, 1993. The interest rate is a fixed rate at 6.25%. Maturity is January 1, 2004, and the principal balance outstanding as of December 31, 1995 is $115,075.

        Lawrence L. Stuckey, Director of the Company and of the Bank:

        (1) A $50,000 revolving line of credit for Stuckey Insurance Agency, of which Mr. Stuckey is the owner, was established April 29, 1994; maturing March 31, 1996, at 7.68% fixed. The loan is collateralized by a certificate of deposit. The principal balance outstanding as of December 31, 1995 is zero.

        (2) A $22,000 automobile loan for Stuckey Insurance Agency was made January 10, 1992. The loan matures on January 10, 1997, and is collateralized by a 1991 Chevrolet Suburban. The interest rate is 12% and the principal balance outstanding as of December 31, 1995 was $5,734.

        Carrie Louis-Hulburd, Director of the Company and the Bank:

        (1) A $393,750 mortgage loan secured by a second residence was made on December 14, 1993. The interest rate is fixed at 6.625%. The loan matures January 1, 2009, and the outstanding principal balance at December 31, 1995 was $362,371.

        Kimberley A. Gill-Rimsza, Director of the Company and the
Bank:

        (1) A $90,000 commercial loan secured by the first deed of trust on investment property was made on June 16, 1994. The interest rate is 1% over the prime rate, which was 9.5% at December 31, 1995. The outstanding balance at December 31, 1995 was $29,720.


        (2) A $500,000 unsecured line of credit for Gill Group, of which Mrs. Gill-Rimsza is President and C.E.O., was opened May 2, 1994. The interest rate is at the prime rate plus 1%. The commitment matures June 1, 1996. The outstanding balance at December 31, 1995 was zero.

        (3) An $80,000 unsecured line of credit for Gill Group was opened June 14, 1994. The interest rate is at the prime rate plus 1%. The commitment matures June 1, 1996. The outstanding balance at December 31, 1995 was zero.

        (4) The Gill Group has a business VISA with a line of credit of $57,500. The outstanding balance at December 31, 1995 was $7,759. The interest rate is 12%.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)     FINANCIAL STATEMENTS

        Biltmore Bank Corp.
          Reports of Independent Public Accountants                 Page F-2
          Financial Statements-
            Consolidated Balance Sheets -
              December 31, 1995 and 1994                            Page F-3
            Consolidated Statements of Income - For the
              Years Ended December 31, 1995, 1994 and 1993          Page F-4
            Consolidated Statements of Shareholders' Equity -
               For the Years ended December 31, 1995,
                 1994 and 1993                                      Page F-5
            Consolidated Statements of Cash Flows - For the
              Years Ended December 31, 1995, 1994 and 1993          Page F-6
            Notes to Consolidated Financial Statements -
              December 31, 1995, 1994 and 1993                      Page F-7


(b)     REPORTS ON FORM 8-K

        None.


(d)     FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included in Item 14(a).

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1996.


                               BILTMORE BANK CORP.

                                By /s/ LeRoy C. Gust
                                   ------------------
                                   LeRoy C. Gust
                                   President and Chief
                                   Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

     Signature

/s/ LeRoy C. Gust          Director, President and         Date March 22, 1996
----------------------                                          --------------
    LeRoy C. Gust          Chief Executive Officer

/s/ Philip B. Bell         Director and Treasurer          Date March 22, 1996
----------------------                                          --------------
    Philip B. Bell

/s/ William G. Ridenour    Director                        Date March 22, 1996
----------------------                                          --------------
    William G. Ridenour

/s/ L. Robert Peterson     Director                        Date March 22, 1996
----------------------                                          --------------
    L. Robert Peterson

/s/ Lawrence L. Stuckey    Director                        Date March 22, 1996
----------------------                                          --------------
    Lawrence L. Stuckey

Supplemental Information to be Furnished with Prospectus Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

        No annual report or proxy materials have been sent to shareholders as of the date hereof. The annual report and proxy information will be mailed subsequent to this filing.

                          [ARTHUR ANDERSEN LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Biltmore Bank Corp.:

We have audited the accompanying consolidated balance sheets of Biltmore Bank Corp. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biltmore Bank Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. As discussed in Note 2 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities.

                              /s/ Arthur Andersen LLP
                              -----------------------
                                  ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 23, 1996

                               BILTMORE BANK CORP.
                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 1995 AND 1994
                           --------------------------

                                     ASSETS
                                     ------

                                                                                 1995           1994
                                                                            -------------   -------------
CASH AND DUE FROM BANKS (Note 3)                                            $   6,336,967   $   7,932,020
FEDERAL FUNDS SOLD                                                                   --         5,628,000
                                                                            -------------   -------------
        Total cash and cash equivalents                                         6,336,967      13,560,020

INVESTMENT SECURITIES AVAILABLE FOR SALE (Notes 2 and 4)                       36,808,353      36,442,647

LOANS, less allowance for credit losses of $2,362,310 and
  $2,422,513 in 1995 and 1994, respectively (Note 5)                           89,152,249      86,862,577
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS                                    1,936,204       2,697,702

PREMISES AND EQUIPMENT, net (Notes 6 and 9)                                     1,616,411       1,605,453

OTHER REAL ESTATE OWNED (Note 2)                                                  103,015            --

INTANGIBLE ASSETS (Notes 1 and 12)                                              1,562,662       1,676,594
                                                                            -------------   -------------
                                                                            $ 137,515,861   $ 142,844,993
                                                                            =============   =============

                         LIABILITIES AND SHAREHOLDERS'
                         -----------------------------
EQUITY
DEPOSITS:
  Demand-
    Noninterest-bearing                                                     $  23,984,474   $  27,261,963
    Interest-bearing                                                           28,098,433      39,968,012
  Time certificates of deposit, $100,000 and over (Note 7)                     13,689,910      14,089,586
  Other time certificates and individual retirement accounts                   30,266,899      29,076,926
  Savings                                                                      20,317,051      18,831,535
                                                                            -------------   -------------
                                                                              116,356,767     129,228,022

ACCRUED INTEREST PAYABLE                                                          199,316         218,540

SHORT TERM BORROWINGS (Note 8)                                                  6,340,500         603,000


OTHER LIABILITIES                                                                 848,600         949,103
                                                                            -------------   -------------
                                                                              123,745,183     130,998,665

COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)                                       --              --

SHAREHOLDERS' EQUITY (Notes 1, 10 and 11): Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares                                       --              --
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and outstanding,
         16,522,530 shares in 1995 and 1994                                     8,261,265       8,261,265
  Additional paid-in capital                                                    4,417,304       4,415,407
  Retained earnings                                                               930,377         215,096
  Net unrealized gain (loss) on securities, net of tax                            161,732      (1,045,440)
                                                                            -------------   -------------
                Total shareholders' equity                                     13,770,678      11,846,328
                                                                            -------------   -------------
                                                                            $ 137,515,861   $ 142,844,993
                                                                            =============   =============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                               BILTMORE BANK CORP.
                               -------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                                          1995            1994            1993
                                                      ------------    ------------    ------------
INTEREST INCOME:
  Interest and fees on loans                          $  7,888,928    $  6,229,328    $  4,282,422
  Other interest income (Note 14)                        2,281,255       2,254,621       1,981,449
                                                      ------------    ------------    ------------
                Total interest income                   10,170,183       8,483,949       6,263,871
INTEREST EXPENSE (Note 15)                               4,399,030       3,369,868       3,284,495
                                                      ------------    ------------    ------------
                Net interest income                      5,771,153       5,114,081       2,979,376
PROVISION FOR CREDIT LOSSES (Note 5)                       (98,868)        (75,632)       (218,573)
                                                      ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                      5,870,021       5,189,713       3,197,949
                                                      ------------    ------------    ------------

CUSTOMER SERVICE FEES                                      506,796         458,651         338,738
NET GAIN ON SALE OF SECURITIES                              28,261          10,715           6,607
INCOME FROM "LINK" BROKERAGE OFFICE                        113,748         126,207          56,824
TRUST REVENUES                                             189,746         113,892          51,204
NET GAIN ON SALE OF OTHER REAL ESTATE OWNED                   --              --            56,150
                                                      ------------    ------------    ------------
                                                           838,551         709,465         509,523
                                                      ------------    ------------    ------------
OPERATING EXPENSES:
Salaries and wages, net of deferred loan
 origination costs of $137,630, $143,409 and
 $89,869 at December 31, 1995, 1994 and 1993             2,229,621       1,681,001       1,105,838
Employee benefits                                          423,424         357,766         342,885
Occupancy expense                                          649,738         585,077         359,500
Equipment expense                                          354,970         299,044         181,433
Business development expense                               130,302         102,275          38,450
FDIC deposit insurance                                     143,115         284,866         218,005
Management fee expense (Note 20)                           428,111         275,520         175,783
Amortization of intangibles                                172,566         128,957          27,609
Data processing                                            314,371         317,516         168,431
Supplies and printing                                      180,160         185,055          96,817
Other expenses                                             711,824         544,159         243,467
                                                      ------------    ------------    ------------
                                                         5,738,202       4,761,236       2,958,218
                                                      ------------    ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE,
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     970,370       1,137,942         749,254
(PROVISION FOR) BENEFIT FROM INCOME TAXES                 (255,089)        219,433            --
                                                      ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                  715,281       1,357,375         749,254
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (Note 16)                                         --              --           700,000
                                                      ------------    ------------    ------------
NET INCOME                                            $    715,281    $  1,357,375    $  1,449,254
                                                      ============    ============    ============
NET INCOME PER COMMON SHARE:
 INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $        .04    $        .08    $        .05
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          --              --               .04
                                                      ------------    ------------    ------------
NET INCOME PER COMMON SHARE                           $        .04    $        .08    $        .09
                                                      ============    ============    ============
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                            16,522,530      16,522,530      16,522,530
                                                      ============    ============    ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               BILTMORE BANK CORP.
                               -------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                (NOTES 11 and 12)
                                                                                           Net Unrealized
                                          Common Stock          Additional     Retained     Gains (Losses)
                                    -------------------------     Paid-in      Earnings     on Securities
                                       Shares        Amount       Capital     (Deficit)      Net of Tax
                                    -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1992           16,522,530   $ 8,261,265   $ 4,412,078   ($2,591,533)   $      --

        Net Income                         --            --            --       1,449,254           --

                                    -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1993           16,522,530   $ 8,261,265   $ 4,412,078   ($1,142,279)          --

        Adoption of SFAS 115,
         "Accounting for Certain
          Investments in Debt and
       Equity Securities"                  --            --            --            --          272,212

        Net Income                         --            --            --       1,357,375           --


        Net Change in Unrealized
           Gains (Losses) on
           Securities, net
           of Tax                          --            --            --            --       (1,317,652)

        Other                              --            --           3,329          --             --
                                    -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1994           16,522,530   $ 8,261,265   $ 4,415,407   $   215,096    ($1,045,440)

        Net Income                         --            --            --         715,281           --


        Net Change in Unrealized
           Gains (Losses) on
           Securities, net
           of Tax                          --            --            --            --        1,207,172

        Other                              --            --           1,897          --             --
                                    -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1995           16,522,530   $ 8,261,265   $ 4,417,304   $   930,377    $   161,732
                                    ===========   ===========   ===========   ===========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               BILTMORE BANK CORP.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                                            1995            1994             1993
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    715,281    $  1,357,375    $  1,449,254
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                            (98,868)        (75,632)       (218,573)

      Depreciation and amortization                          361,600         274,336          98,472
      Net amortization and accretion of investment
        securities premiums and discounts                     54,040         154,621         163,991
      Net gain on sale of other real estate owned               --              --           (56,150)
      Net gains on sale of securities                        (28,261)        (10,715)         (6,607)
      Net loss (gain) on sale of fixed assets                    489           6,112          (8,452)

      Recognition of preacquisition net operating
        loss carryforward                                       --           257,173          95,000
      Decrease (increase) in accrued interest
        receivable and other assets                          123,012        (498,570)       (209,987)
      (Decrease) increase in accrued interest payable
        and other liabilities                               (125,709)       (123,717)        (95,225)
      Cumulative effect of change in accounting
        principle                                               --              --          (700,000)
                                                        ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,001,584       1,340,983         511,723
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities             9,448,103       2,980,313       1,005,625
  Proceeds from maturities of investment securities        7,000,000      15,300,000      12,050,000
  Purchase of investment securities                      (15,040,700)    (17,045,301)    (19,456,854)
  Net increase in loans                                   (2,190,804)     (4,876,134)       (485,356)
  Purchase of bank premises and equipment                   (321,810)       (378,501)       (127,566)
  Proceeds from sale of bank premises and equipment            8,329            --            12,624

  Proceeds from sales of other real estate owned                --              --           509,500
  Cash and cash equivalents of banks acquired,
        net of payment for purchase                             --         6,462,168            --

                                                        ------------    ------------    ------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES          (1,096,882)      2,442,545      (6,492,027)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits
        and savings                                      (13,661,552)      2,553,678      12,334,463
  Net increase (decrease) in time certificates
        of deposit                                           790,297        (133,669)     (5,548,283)
  Net increase (decrease) in securities sold under
        agreement to repurchase                            5,743,500         603,000        (300,000)
                                                        ------------    ------------    ------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES          (7,127,755)      3,023,009       6,486,180
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (7,223,053)      6,806,537         505,876
CASH AND CASH EQUIVALENTS, beginning of year              13,560,020       6,753,483       6,247,607
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                  $  6,336,967    $ 13,560,020    $  6,753,483
                                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                   $  4,399,030    $  3,379,954    $  3,373,013


 The accompanying notes are an integral part of these consolidated statements.

                               BILTMORE BANK CORP.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 1995, 1994 AND 1993
                        --------------------------------
(1)  ORGANIZATION:

Biltmore Bank Corp. (the Company), the holding company for Biltmore Investors Bank (the Bank) (formerly Biltmore National Bank), was incorporated in Arizona on March 19, 1984. On August 22, 1985, the Company acquired all of the issued stock of the Bank and the Bank commenced banking operations. In 1989, Johnson International Inc. (JI), a Wisconsin-based company owned primarily by Samuel C. Johnson and family members, acquired approximately 76% of the Company's outstanding common stock. As a result, the Company became a subsidiary of JI. In a November 26, 1990 stock offering, JI acquired shares which increased its ownership percentage to approximately 93%.

As per the 1989 Stock Purchase and Investment Agreement, based primarily upon the level of loan losses from the time of its acquisition in 1989 through December 31, 1991, JI was entitled to and did receive 7,570,896 additional shares of stock in 1993. This transaction, combined with purchases of shares of stock from other shareholders, increased JI's ownership to approximately 97%. Since JI's effective ownership exceeded 95%, the goodwill recorded by JI at the time of its acquisition of the Company was required to be "pushed down" to the Company. Therefore, goodwill was recorded on the Company's Balance Sheet as of January 1, 1992. Additional disclosure of this transaction is included in footnotes (11) and (12).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles. The following is a description of the Company's significant accounting policies.

                Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure or contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Cash and Cash Equivalents-

Cash and cash equivalents, for purposes of reporting cash flows, include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


                Investment Securities-

In May 1993, the FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115).
 SFAS 115 requires, among other things, that securities classified as available for sale be carried at market value, however, market value adjustments and the related income tax effects, are excluded from earnings and reported separately as a component of stockholders' equity. This new standard was adopted by the Company on January 1, 1994. Prior to this, investment securities available for sale were carried at the lower of cost or market value.

Securities, when purchased, are designated as investment securities held to maturity or investment securities available for sale and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold. The Company does not engage in the trading of securities, and does not hold any securities classified as held to maturity.

Investment securities available for sale are carried at market value, determined on an aggregate basis. While the Company has no current intention to sell these securities, they may not be held to maturity.

                Loans-

Loans are reported at the principal amount outstanding, net of deferred loan origination fees and costs. Interest income on loans is credited to operating income as earned based on the principal amount outstanding. Accrual of interest is suspended on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

                Loan Fees-

Loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans as an adjustment to the yield of such loans.

In addition, commitment fees are offset against related loans and amortized as a yield adjustment if the commitment is exercised or, if the commitment expires unexercised, it is recognized upon expiration of the commitment.

                Allowance for Credit Losses-

The loan portfolio and other extensions of credit are regularly reviewed to determine the adequacy of the allowance for credit losses which is established through a provision for credit losses charged to expense. The impact of economic conditions on the credit worthiness of borrowers is given major consideration in determining the adequacy of the reserve.

A charge against the allowance for credit losses is made when management believes that the collectability of the loan principal is unlikely. Management believes the allowance is adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectability and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments and current and anticipated economic conditions that may affect the borrower's ability to pay. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual net charge-offs. Recoveries of loans previously charged off are added back to the allowance.

                Premises and Equipment-

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful life of the asset computed on the straight-line method. Leasehold improvements are amortized over the life of the lease, including optional renewal periods, or the estimated useful life of the asset, whichever is shorter.

                Other Real Estate Owned-

Other real estate owned, which represents real estate acquired in settlement of loans, is initially recorded at the lower of the recorded investment in the loan or the fair value of the real estate.

Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write downs to reflect declines, if any, in net realizable value of the property are charged to expense.

                Net Income Per Common Share-

Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. These shares give consideration to outstanding stock options when such effect is dilutive.

                Reclassifications-

Certain reclassifications have been made to conform to the classifications used in the 1995 financial statements.

(3)  CASH AND DUE FROM BANKS:

Cash includes deposits with the Federal Reserve Bank of $758,648 and $343,000 maintained to satisfy federal regulatory requirements at December 31, 1995 and 1994, respectively.

(4)  INVESTMENT SECURITIES:

The amortized cost and market value of investment securities available for sale as of December 31 were as follows:

                                          1995                       1994
                               -------------------------   -------------------------
                                Amortized       Market      Amortized       Market
                                   Cost         Value         Cost          Value
                               -----------   -----------   -----------   -----------
United States Treasury
  securities                   $19,858,248   $20,054,063   $20,071,091   $19,198,458
Obligations of United States
  government agencies           15,713,723    15,762,224    17,001,257    16,297,264
Corporate bonds                    500,000       502,350       500,000       492,625
Certificate of deposit             100,000        98,866       100,000       100,000
Federal Reserve Bank stock         390,850       390,850       354,300       354,300
                               -----------   -----------   -----------   -----------
                               $36,562,821   $36,808,353   $38,026,648   $36,442,647
                               ===========   ===========   ===========   ===========

At December 31,  1995,  and 1994 the  Company's  investment  portfolio  included
unrealized  gains  of  approximately  $347,000  and  $5,000  respectively,   and
unrealized losses of approximately $101,000 and $1,589,000 respectively.

Gross realized gains and losses amounted to $34,527 and $6,266 in 1995, and $27,249 and $16,534 in 1994, and $6,607 and $0 in 1993, respectively.

The following table presents the amortized cost and carrying amounts by maturity distribution of the investment portfolio for investments with a stated maturity date:

                                        Maturity Distribution at December 31, 1995

                   Amortized                  Amortized                   Amortized
                     Cost                        Cost                        Cost
                    Within        Market        One to        Market         Over         Market
                   One Year        Value      Five Years       Value      Five Years       Value
                  -----------   -----------   -----------   -----------   -----------   -----------
United States
  Treasury
  securities      $ 2,014,602   $ 2,017,814   $17,843,646   $18,036,249   $      --     $      --
Obligations of
  United States
  government
  agencies          2,985,311     2,990,000    11,045,357    11,105,274     1,683,055     1,666,950
Corporate bonds       500,000       502,350          --            --            --            --
Certificate of
  deposit             100,000        98,866          --            --            --            --
Federal Reserve
  Bank Stock             --            --            --            --         390,850       390,850
                  -----------   -----------   -----------   -----------   -----------   -----------
                  $ 5,599,913   $ 5,609,030   $28,889,003   $29,141,523   $ 2,073,905   $ 2,057,800
                  ===========   ===========   ===========   ===========   ===========   ===========

                                      F-11

The Company had $6,000,000 available under federal funds lines of credit with correspondent banks as of both December 31, 1995 and 1994. The Company has assigned a United States Treasury security with a carrying value of $1,982,500 to secure a portion of one of the federal funds lines of credit. There were no borrowings under this line at December 31, 1995 or 1994.

The Company has a Letter of Credit Line of $750,000 available with a correspondent bank as of December 31, 1995 and 1994.
There were no borrowings under this line.

At December 31, 1995, the Company had assigned a United States Treasury security with a carrying value of $1,013,750 to secure a Treasury, Tax and Loan account with the Federal Reserve Bank. Also at December 31, 1995, the Company had assigned a United States Treasury Security with a carrying value of $1,006,562 to secure trust account deposits.

(5)  LOANS:

Loans, which all arise from domestic operations, are summarized as of December 31 as follows:

                                         1995            1994
                                     ------------    ------------

Commercial and industrial            $ 45,379,732    $ 42,243,407
Real estate - construction              2,158,172       1,134,611
Consumer loans                          3,313,321       4,049,441
Residential mortgage                   40,896,989      42,082,311
                                     ------------    ------------
                                       91,748,214      89,509,770
Less - Allowance for credit losses     (2,362,310)     (2,422,513)
Deferred loan origination fees           (233,655)       (224,680)
                                     ------------    ------------
                                     $ 89,152,249    $ 86,862,577
                                     ============    ============

At  December  31,  1995 and 1994,  the  Company  had  outstanding  $624,704  and
$244,090, respectively, of loans made to directors, executive officers and related parties. All such loans were made in the ordinary course of business.

The activity in related party loans for the years ended December 31 is summarized as follows:

                                1995         1994
                             ---------    ---------

Balance, beginning of year   $ 244,090    $ 275,577
Loan disbursements             521,639      166,662
Loan payments received        (141,025)    (198,149)
                             ---------    ---------
Balance, end of year         $ 624,704    $ 244,090
                             =========    =========

The Company has evaluated its loan portfolio as of December 31, 1995 in accordance with its normal practices and has given consideration to the factors creating potential credit losses. While management believes that the allowance for credit losses provides for all currently anticipated problems, management recognizes that the Company may incur additional losses which cannot currently be estimated, but which may be substantial.

Changes in the allowance for credit losses for the years ended December 31 were as follows:

                                       1995          1994           1993
                                   -----------    -----------    -----------

Balance, beginning of year         $ 2,422,513    $ 1,776,129    $ 1,913,793
Reserve acquired in acquisition           --          806,141           --
Provision credited to operations       (98,868)       (75,632)      (218,573)
Loans charged off                      (66,513)      (141,822)       (21,157)
Recoveries                             105,178         57,697        102,066
                                   -----------    -----------    -----------
Balance, end of year               $ 2,362,310    $ 2,422,513    $ 1,776,129
                                   ===========    ===========    ===========

In May 1993 and October 1994, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, an amendment to SFAS No. 114 (collectively "SFAS 114"). These new standards require that a loan's value be measured, and if appropriate a valuation reserve established, when it has been determined that the loan is impaired and loss is probable. At December 31, 1995, the Corporation's recorded investment in impaired loans is approximately $110,000. Management has determined that the entire amount of impaired loans will be excluded from evaluation under SFAS 114 as these are smaller-balance homogeneous loans. This amount is net of previous direct writedowns and applications of cash interest payments against the loan balance outstanding.

The average recorded investment in total impaired loans and leases for the year ended December 31, 1995, was not material.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. During 1995, interest income recognized on total impaired loans was not material. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have not been material for the same period.

At December 31, 1995, there were no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual or renegotiated. Substantially all the loans contained in the portfolio are to individuals and businesses located in the Phoenix metropolitan area.

(6)  PREMISES AND EQUIPMENT:

Major classifications of premises and equipment as of December 31 were as follows:

                                         1995           1994
                                     -----------    -----------

Land                                 $   400,000    $   400,000
Building                                 193,299         65,000
Equipment and furniture                1,288,483        940,248
Leasehold improvements                   762,471        895,950
                                     -----------    -----------
                                       2,644,253      2,301,198
Less- Accumulated depreciation and
  amortization                        (1,027,842)      (695,745)
                                     -----------    -----------
                                     $ 1,616,411    $ 1,605,453
                                     ===========    ===========

(7)  DEPOSITS:

Time certificates of deposit with balances of $100,000 and over and their remaining maturities as of December 31 were as follows:

                             1995           1994
                          -----------   -----------

Less than three months   $ 3,497,647   $ 2,086,262
Three to twelve months     7,326,066     4,609,937
One year to five years     2,866,197     7,393,387
Over five years                 --            --
                         -----------   -----------
                         $13,689,910   $14,089,586
                         ===========   ===========

(8)  SHORT TERM BORROWINGS:

Short term borrowings at December 31, were as follows:

                                        1995         1994
                                     ----------   ----------

Federal funds purchased              $1,200,000   $     --
Securities sold under agreement to
  repurchase                          5,140,500      603,000
                                     ----------   ----------
                                     $6,340,500   $  603,000
                                     ==========   ==========

  As of December 31, 1995,  securities  sold under  agreement to  repurchase  of
$5,000,000   were  with  Heritage  Bank  and  Trust,   Racine,   WI,  a  Johnson
International Company.

(9)  COMMITMENTS AND CONTINGENCIES:

In 1988, the Company signed a ten-year lease agreement to lease approximately 10,300 square feet for its current banking offices. The lease was subsequently amended to commence on October 15, 1989 and terminate on June 30, 1999. The Company assigned the lease to the Bank effective December 29, 1989. The lease agreement requires rental payments to be escalated in the seventh year of the lease by a minimum of 20% and a maximum of 30% as determined by a formula based upon the consumer price index, and then to remain constant through the remaining term of the lease. Additionally, the lease requires the Bank to pay an allocated percentage of the direct expenses of the building and project in excess of specified levels. The lease agreement provides renewal options for two five-year periods at fair-market rent at the renewal date.

On February 2, 1994, Biltmore Investors Bank acquired substantially all the assets and liabilities of American National Bank (See note 18). As a result of the acquisition, Biltmore Investors Bank signed a five year lease for a branch location in Scottsdale, Arizona. The lease agreement provides renewal options for two five-year periods.

Total rental expense under the aforementioned leases for the years ended December 31, 1995, 1994 and 1993 was approximately $573,000, $522,000, and
$314,000, respectively. Future minimum rental payments required under the lease agreements at December 31, 1995 were as follows:

                    Year Ending
                    December 31,

                       1996                         616,116
                       1997                         616,116
                       1998                         618,223
                       1999                         210,636
                      Thereafter                       --
                                                 ----------
                                                 $2,061,091
                                                 ==========

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities include various guarantees and commitments to extend credit arising from normal business activities. At December 31, 1995 and 1994, commitments to extend credit under loan agreements, net of participations sold, aggregated approximately $28,770,000 and $24,745,000, respectively. Commitments to extend credit under letter of credit agreements, net of participations sold, aggregated approximately $567,000 and $495,000 at December 31, 1995 and 1994, respectively. The Bank does not anticipate any material loss as a result of these transactions.

(10)  STOCK OPTIONS:

The Company has adopted four stock option plans, the terms of which are summarized as follows:

        The 1984 Nonstatutory Stock Option Plan (the "Nonstatutory Plan") provides for the issuance of a maximum of 20,000 options for the purchase of one share of common stock each. All full-time salaried officers, key employees and directors are eligible to receive options under the Nonstatutory Plan. The option price is $10 per share. Options are exercisable in 25% increments each year subsequent to the first anniversary of the date of grant and expire six years from the date of grant.

        The Incentive Stock Option Plan (the "Incentive Plan") provides for the issuance of a maximum of 40,000 options for the purchase of one share of common stock each. The exercise price of the option may not be less than the fair market value of the stock at the date of grant. Options may be granted under the Incentive Plan to any director, officer or employee of the Company or the Bank. Options granted under the Incentive Plan expire ten years from date of grant and are exercisable at the option of the holder. All options under this plan were forfeited in 1994.

        The Founding Directors Nonstatutory Stock Option Plan (the "Founding Directors Plan") provides for the issuance of a maximum of 60,000 options for the purchase of one share of common stock each. The six founding directors are the only participants in the Founding Directors Plan. Each founding director has been granted options to purchase 10,000 shares of common stock at a purchase price of $12 per share. All options under this plan expired in 1994.

        On September 26, 1989, the Company executed an amendment to the Stock Purchase Agreement with JI (see Note 10) which included an agreement to issue an additional $150,000 in options to a new employee of the Bank, at the per share investment price of the JI transaction. The option plan was approved in 1990 as the 1990 Incentive Stock Option Plan. The JI transaction closed on December 29, 1989 at $2.57 per share which equated to 58,366 shares under the option agreement. As of December 31, 1995, 390 of the options had been granted and exercised.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued in October 1995 by the Financial Accounting Standards Board and is required to be adopted in 1996. FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation. Currently the Company does not recognize compensation cost on options issued under Accounting Principal Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") as the exercise price is the same as or higher than the fair market value at time of issuance. FAS 123 permits the Company to continue to follow this treatment as long as pro-forma disclosures of net income and earnings per share are presented as if the fair value based method of accounting defined in FAS 123 had been applied. The fair value based method requires measurement of compensation cost on the grant date based on the fair value of the award using an option pricing model. Management has not yet determined whether it will adopt the fair value based method defined by FAS 123 or continue to use the APB 25 method.

The following summarizes the activity in stock options under the four plans for each of the years in the two-year period ended December 31, 1995 and 1994:
                                          Outstanding      Option    Exercisable
                                            Options        Price       Options
                                            -------        -----       -------

        BALANCE, December 31, 1993          71,400       $10 - $13     11,400

          Options expired                  (60,000)            $12       -
          Options forfeited                 (9,400)            $13    (9,400)
                                           -------                    -------
        BALANCE, December 31, 1994           2,000             $10      2,000
          Options expired                   (2,000)            $10     (2,000)
                                           -------                    -------
        BALANCE, December 31, 1995               0                          0
                                           =======                    =======

(11)  STOCK OFFERINGS AND COMMON STOCK:

On March 2, 1989, the Company signed a definitive agreement with JI which allowed them to acquire a controlling interest in the Company (Note 1). The agreement was to purchase approximately $3,000,000 of newly-issued stock at the December 31, 1988, book value per share. In September 1989, an amendment was signed by the Company and JI to change the price per share to the unaudited book value per share of the Company's common shares as of the end of November, 1989, which both parties agreed was $2.57. The purchase, which was consummated on December 29, 1989 and which required regulatory approval, gave JI ownership of approximately 76% of the Company's outstanding stock.

The definitive agreement contained a warrant purchase agreement granting to JI the right to purchase warrants at the price of $.01 per warrant and to purchase common stock equal in number and option price with respect to other shares eligible to be purchased under all of the Company's option plans. The warrants contain anti-dilution provisions providing for the issuance of additional warrants or changes to the warrant prices, as the case may be, should the Company take any action in the future to issue options, rights, warrants or other securities convertible into common stock, or take any other action which will or may have the effect of diminishing JI's proportionate interest in the Company's common stock.

During 1990, pursuant to the terms of the agreement, the Company issued a common stock offering to its stockholders. As a result of this offering, 7,414,345 shares of stock were sold for $8,600,640. JI purchased 7,181,106 shares in the 1990 offering, increasing its ownership of the Company from 76% to 93%. In addition to the stock offering, 390 stock options were exercised at $2.57 per share by an employee of the Bank.

Under the terms of the 1989 definitive agreement, JI would pay additional cash to the Company or receive additional shares of common stock of the Company depending primarily upon losses in the loan portfolio from the date of the agreement in 1989 through December 31, 1991. Based upon actual loan losses incurred, 7,570,896 additional shares were due and payable to JI as of December 31, 1991. The shares were issued to JI on April 30, 1992. A reclassification was made to Common Stock from Additional Paid-in Capital for the stated value of the shares.

This transaction, combined with purchases of shares of common stock from other shareholders, increased JI's ownership of the Company to approximately 97%.

(12)  INTANGIBLE ASSETS:

Because the stock to be issued under the terms of the 1989 definitive agreement was due and payable as of December 31, 1991, JI's effective ownership exceeded 95%. Therefore, the remaining unamortized goodwill, which was originally recorded by JI at the time of JI's acquisition of the Company, was required to be "pushed down" to the Company.

Accordingly, goodwill in the amount of $640,094 was recorded on the Company's Balance Sheet as of January 1, 1992 with an offsetting amount recorded to retained earnings. The goodwill is being amortized using the straight-line method over 25 years, and had approximately 23 years remaining when it was "pushed down" to the Company from JI.

As per Accounting Principles Board Opinion No. 16 (APB 16), retained earnings of the Company was required to be restated on the date of application of pushdown accounting. The restated retained earnings included the remaining minority ownership's percentage of the retained earnings (accumulated deficit at the time), plus JI's recorded equity in the income and losses of the Company from the time of the original acquisition, less all amortization of the goodwill recorded by JI relating to the acquisition of the Company. Therefore, a reclassification of $2,639,069 was made from retained earnings to additional paid-in capital on January 1, 1992

Additional goodwill in the amount of $10,431 was "pushed down" to the Company from JI in 1992 relating to additional shares purchased by JI from other shareholders during the year.

Goodwill was $114,059 and $65,294 at December 31, 1995 and 1994 respectively. The core deposit intangible resulting from the acquisition of ANB, as described in note 17, was $1,384,584 and $1,611,300 at December 31, 1995 and 1994
respectively. The core deposit intangible is amortized over 10 years.

Negative goodwill generated from a previous acquisition was $163,449 and $224,773 at December 31, 1995 and 1994, respectively.

(13)  REGULATORY MATTERS:

The activities of the Bank are regulated by the Office of the Comptroller of the Currency (the OCC). Approval by the OCC may be required prior to payment of dividends by the Bank to the Company under certain circumstances. Additionally, regulations prevent the Bank from transferring funds to the Company for reasons other than the payment of dividends or the purchase of services and supplies.

Therefore, included in the balance sheet at December 31, 1995 and 1994, are $13,714,000 and $11,527,000 respectively, of net assets restricted to use by the Bank only.

The Federal Reserve Board has adopted capital regulations which require the Bank to maintain two separate minimum capital ratios. Included are the Tier 1 Capital Ratio and the Total Risk-Weighted Capital Ratio. The Bank's capital ratios are shown, along with the minimum required ratios as of December 31, 1995, and 1994 respectively, in the following table:

                                                Total Risk-
                                        Tier 1   Weighted
                                        Capital  Capital
                                        -------  -------

Capital Ratio at December 31, 1995      13.57%   16.16%
Capital Ratio at December 31, 1994      12.96%   14.23%
Regulatory Capital Requirement           4.00%    8.00%

The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. The Bank's leverage ratios for the years ended December 31, 1995 and 1994 were 8.88% and 7.12% respectively.

At December 31, 1995 and 1994, due to OCC Regulations, the Bank had no retained earnings available for distribution as dividends to the Company.

(14)  OTHER INTEREST INCOME:

Other interest income for the years ended December 31 is summarized as follows:
                                    1995         1994         1993
                                 ----------   ----------   ----------

Interest on federal funds sold $ 216,886 $ 142,360 $ 106,913 Interest on deposits in other
  financial institutions              2,775        2,500        2,329
Interest on investment
  securities                      2,061,594    2,109,761    1,872,207
                                 ----------   ----------   ----------
                                 $2,281,255   $2,254,621   $1,981,449
                                 ==========   ==========   ==========

(15)  INTEREST EXPENSE:

Interest expense for the years ended December 31 is summarized as follows:


                                     1995         1994         1993
                                  ----------   ----------   ----------

  Demand deposits and savings     $1,778,941   $1,371,399   $  939,280
  Time certificates of deposit,
    $100,000 and over                824,972      604,580      521,449
  Other time deposits              1,714,099    1,389,057    1,820,239
  Securities sold under
agreement to repurchase               59,883        4,832        3,527
  Federal funds purchased             21,135         --           --
                                  ----------   ----------   ----------
                                  $4,399,030   $3,369,868   $3,284,495
                                  ==========   ==========   ==========

(16)  INCOME TAXES:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which was issued by the Financial Accounting Standards Board. Under this method, deferred tax assets and liabilities are recognized for future tax consequences relating to differences between the book and tax accounting treatment of existing assets and liabilities as of the balance sheet dates. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which the book-to-tax accounting differences are expected to be reversed.

The following is a reconciliation between the amount of the provision for income taxes and the amount of tax computed by applying the statutory Federal income tax rate of 34% for each year:

                                                          1995           1994
                                                      -----------     ---------

        Tax computed at statutory rate                  $ 329,926     $ 386,900
        Other                                             (74,837)      (42,333)
        Adjustment of valuation allowance                     -        (564,000)
                                                      -----------     ---------
                Total income tax expense (benefit)      $ 255,089     $(219,433)
                                                      ===========     =========

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities for each year, are as follows:




                                                        1995            1994
                                                     -----------    -----------
Deferred tax assets:

        Allowance for credit losses                  $   803,185    $   549,576
        Mortgage loan premium                             13,283        168,960
        Net deferred loan fees                            79,443         76,392
        Net operating loss carryforwards                 377,526        847,676
        Net unrealized depreciation on
         investment securities available for sale           --          538,560
        Other                                             16,229         90,049
                                                     -----------    -----------
 Total deferred tax assets                           $ 1,289,666    $ 2,271,213
                                                     -----------    -----------

Deferred tax liabilities:

        Fixed assets, primarily due to
         depreciation                                $   (31,516)   $  (100,713)
        Discount accretion on bonds                      (71,120)       (43,120)
        Net unrealized depreciation on
         investment securities available for sale        (83,800)          --
        Other                                           (301,162)       (42,120)
                                                     -----------    -----------
                Total deferred tax liabilities          (487,598)      (185,953)
                                                     -----------    -----------

                                                         802,068      2,085,260
Valuation Allowance                                         --         (352,000)
                                                     -----------    -----------
        Net deferred tax assets                      $   802,068    $ 1,733,260
                                                     ===========    ===========

Changes in the valuation allowance were as follows:

                                                            1995           1994
                                                     -----------    -----------

        Balance, beginning of year                   $   352,000    $ 1,817,000
        Expiration of State NOL                         (352,000)      (624,000)
        Recognition of previously generated
          federal NOLs                                      --         (841,000)
                                                     -----------    -----------
        Balance, end of year                         $      --      $   352,000
                                                     ===========    ===========

The Company has a tax NOL carryforwards of approximately $1.1 million for federal income taxes as of December 31, 1995. The $1.1 million federal NOL carryforward is comprised of prechange NOLs (before JI purchased a 76% ownership on December 29, 1989) and postchange NOLs (from December 29, 1989 to November 26, 1990 when JI became a 93% owner of the Company).

The federal prechange NOL approximates $201,000, and must be utilized by the Company (it cannot be used by JI) no later than the year 2003. The postchange federal NOL, which approximates $910,000, must be utilized by the Company (but not by JI) in full by no later than the year 2004. The Company has fully benefitted all NOL's existing at December 31, 1995.

The cumulative effect of adopting SFAS 109 at January 1, 1993, was $700,000 representing the recognition of the net deferred tax assets at January 1, 1993 plus the Company's estimate of the amount of postchange NOLs it reasonably expected to realize at the time.

(17) NEW PRONOUNCEMENTS:

In March,  1995, the Financial  Accounting  Standards Board issued  Statement of
Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." This standard, which must be adopted in 1996, requires long-lived impaired assets to be carried at fair value and all long-lived assets to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

SFAS 121 prescribes a cash flow test for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of SFAS 121, assets include certain identifiable intangibles and goodwill if the asset tested for recoverability was acquired in a business combination accounted for using the purchase method.

The Corporation does not anticipate that SFAS 121 will have a material impact on the consolidated financial statements.

(18)  BUSINESS COMBINATION:

On February 1, 1994, the Bank acquired substantially all of the assets and liabilities of American National Bank (ANB), which had one office in Scottsdale, Arizona and one office in Phoenix, Arizona. The acquisition was funded through available capital of the Bank at a cost of approximately $1.1 million.

The transaction was accounted for as a purchase and is included in the Company's results of operations as of February 1, 1994. The following table shows the fair value of assets acquired, fair value of liabilities assumed, and net cash paid:

        Fair Value of Assets Acquired                     $32,422,667
        Fair Value of Liabilities Assumed                  31,335,419
                                                         ------------
        Cash Paid for Acquisitions                          1,087,248
        Cash Received in Acquisition                       (7,549,416)
                                                          -----------
        Net Cash and Cash Equivalents Received             $6,462,168
                                                          ===========

The pro-forma impact on the Company's results of operations for the year ended December 31, 1994, assuming ANB had been acquired as of the beginning of the year, are not materially different than the Company's actual results. The unaudited pro-forma impact on the Company's results of operation for the year ended December 31, 1993 had the ANB transaction described above been consummated January 1, 1993 is as follows:

                                      For the Year Ended
                                      December 31, 1993
                                             (Unaudited)

        Net Interest Income                 $4,253,000

        Provision for Loan Losses           $  219,000

        Net Income                          $1,119,000

        Net Income per Share                     $ .07

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following tables present the estimated fair values of financial instruments as of December 31, 1995 and 1994:

                                                  1995
                                      ---------------------------
                                         Carrying         Fair
                                          Value           Value
                                      ------------   ------------
Financial Assets:
   Cash and Cash Equivalents          $  6,337,000   $  6,337,000
   Investments Securities Available
     for Sale                           36,808,000     36,808,000
   Net Loans                            89,152,000     89,199,000
   Interest Receivable                   1,109,000      1,109,000

Financial Liabilities:
   Deposits                            116,357,000    116,919,000
   Short Term Borrowings                 6,341,000      6,201,000
   Interest Payable                        199,000        199,000

                                                 1994
                                      ---------------------------
                                        Carrying          Fair
                                          Value           Value
                                      ------------   ------------
Financial Assets:
   Cash and Cash Equivalents          $ 13,560,000   $ 13,560,000
   Investments Securities Available
     for Sale                           36,443,000     36,443,000
   Net Loans                            86,863,000     81,382,000
   Interest Receivable                   1,018,000      1,018,000

Financial Liabilities:
   Deposits                            129,228,000    121,281,000
   Short Term Borrowings                   603,000        603,000
   Interest Payable                        219,000        219,000


Where readily available, quoted market prices were utilized by the Company. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and may not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used in estimating the fair value for financial instruments.

Cash and cash equivalents, interest receivable, securities sold under agreements to repurchase, and interest payable

The carrying amounts reported for these financial instruments are a reasonable estimate of fair value.

Investment securities available for sale

Fair value is based on quoted market prices or dealer quotes.

Loans

Loans that reprice or mature within three months of year end were assigned fair values based on their carrying values. For remaining loans, fair value was estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers of comparable creditworthiness.


Deposits

The fair value of fixed-maturity time deposits was estimated based on discounted cash flows using rates currently offered for deposits of similar remaining maturities.

Though demand and savings deposits may have duration characteristics which could justify fair value estimation using methods similar to those used for fixed-maturity time deposits, their fair value was considered to be carrying value pursuant to the disclosure requirements.

(20) MANAGEMENT FEE:

The Company pays its allocable portion of expenses to JI in an arrangement similar to all of JI's subsidiaries. The arrangement calls for partial payment of allocable expenses in the early years after becoming a subsidiary of JI.

In 1993, the Company paid $175,783 in management fees, equalling 63% of its allocable portion of expenses. In 1994, the Company paid $275,520 in management fees, equalling 83% of its allocable portion of expenses. In 1995, the Company paid $428,111 in management fees, equaling 88% of its allocable portion of expenses.

Future payments as a percentage of the Company's allocable portion of expenses are expected to be 100% in 1996.

         (21)  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


CONDENSED BALANCE SHEETS DECEMBER 31            1995         1994
                                            -----------   -----------

ASSETS:

CASH                                        $       424   $       120
DEFERRED TAXES                                     --         257,173
INVESTMENT IN BILTMORE INVESTORS BANK        13,714,165    11,527,411
PREPAID EXPENSES                                  1,826         2,160
GOODWILL                                         64,019        65,294
                                            -----------   -----------
TOTAL ASSETS                                $13,780,434   $11,852,158
                                            ===========   ===========



LIABILITIES AND SHAREHOLDERS' EQUITY:

OTHER LIABILITIES                           $     9,756   $     5,830
                                            -----------   -----------
TOTAL SHAREHOLDER'S EQUITY                   13,770,678    11,846,328
                                            -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY   $13,780,434   $11,852,158
                                            ===========   ===========

CONDENSED STATEMENTS OF INCOME FOR THE YEARS
ENDED DECEMBER 31:                               1995           1994           1993
                                             -----------    -----------    -----------
 EQUITY IN NET INCOME OF BILTMORE
   INVESTORS BANK                            $   722,418    $ 1,376,788    $   771,879

 EXPENSES:
   General and administrative                      6,009         10,334          2,926
   Amortization of goodwill                        3,172          9,079         19,699
                                             -----------    -----------    -----------
 TOTAL EXPENSES                                   (9,181)       (19,413)       (22,625)
                                             -----------    -----------    -----------

 INCOME BEFORE INCOME TAX EXPENSE
   AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING ACCOUNTING PRINCIPAL               713,237      1,357,375        749,254
   BENEFIT FROM INCOME TAXES                      (2,044)          --             --
                                             -----------    -----------    -----------
 INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                715,281      1,357,375        749,254
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                        --             --          700,000

                                             -----------    -----------    -----------
 NET INCOME                                  $   715,281    $ 1,357,375    $ 1,449,254
                                             ===========    ===========    ===========

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31                                1995           1994            1993
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 RECONCILIATION OF NET INCOME TO NET CASH
  USED BY OPERATING ACTIVITIES:
   Net income                                               $   715,281    $ 1,357,375    $ 1,449,254
   Adjustments to reconcile net income to
        net cash provided (used) by operating activities-
     Equity in net income of Biltmore
        Investors Bank                                         (722,418)    (1,376,788)      (771,879)
     Amortization of goodwill                                     3,172          9,079         19,699
     Recognition of preacquisition net
        operating loss carryforward                                --          257,173         95,000
     Cumulative effect of a change in
        accounting principal                                       --             --         (700,000)
     Increase in investment in Biltmore
        Investors Bank due to utilization of
        preacquisition net operating loss
        carryforward                                               --         (257,173)       (95,000)
     (Decrease) increase in other
        liabilities                                               3,934           (621)       (12,888)
     Decrease in other assets                                       335            518            278
                                                            -----------    -----------    -----------
Net cash provided (used) by operating
          activities                                                304        (10,437)       (15,536)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                              --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES:                              --             --             --

DECREASE IN CASH AND CASH EQUIVALENTS                               304        (10,437)       (15,536)

CASH AND CASH EQUIVALENTS,
     beginning of period                                            120         10,557         26,093
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                    $       424    $       120    $    10,557
                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Interest paid                                            $       176    $      --      $      --
                                                            ===========    ===========    ===========

NON-CASH TRANSACTION:
  Pushdown of goodwill from Parent                          $     1,897    $     3,329    $      --
                                                            ===========    ===========    ===========

                                      F-28