Form 10-Q
period 1996-03-31
BILTMORE BANK CORP
filed 1996-05-14
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1996
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
16,522,530 shares of common stock are outstanding at March 31, 1996.

                                                                          Page

Part  I           Financial Information

     Item      1. Financial Statements (unaudited)

               Consolidated  Balance  Sheets  March 31, 1996
                  and December 31, 1995                                    1

               Consolidated Statements of Operations for the
                  three  months  ended  March  31,  1996 and
                  March 31, 1995                                           2

               Consolidated   Statement   of   Shareholders'
                  Equity for the three  months  ended  March
                  31, 1996                                                 3

               Consolidated Statements of Cash Flows for the
                  three  months  ended  March  31,  1996 and
                  March 31, 1995                                           4

               Notes to Consolidated Financial Statements                  5


     Item      2.  Management's  Discussion  and Analysis of
               Financial Condition and Results of Operations               6


Part II        Other Information 8



Part III       Financial Data Schedule                                     9



Part IV        Signatures                                                  11

Part I Item 1. Financial Statements

                               BILTMORE BANK CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (000's Omitted)

                                                  March 31,       December 31,
                                                   1996               1995

CASH AND DUE FROM BANKS                          $  6,108          $  6,337
FEDERAL FUNDS SOLD                                  3,500               -
                                                 --------          --------
   TOTAL CASH AND CASH EQUIVALENTS                  9,608             6,337

INVESTMENT SECURITIES AVAILABLE FOR SALE           33,372            36,808

LOANS, less allowance for credit losses
  of $2,373 and $2,362 at 3/31/96 and              89,414            89,152
    12/31/95, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS                                      1,978             1,936

PREMISES AND EQUIPMENT, net                         1,645             1,616

OTHER REAL ESTATE OWNED                               103               103

INTANGIBLE ASSETS                                   1,518             1,563
                                                 --------          --------
                                                 $137,638          $137,515
                                                 ========          ========


            LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand-
    Noninterest-bearing                          $ 26,977          $ 23,985
    Interest-bearing                               28,097            28,098
  Time certificates of deposit,
    $100,000 and over                              12,069            13,690
  Other time certificates and
    individual retirement accounts                 27,147            30,267
  Savings                                          28,443            20,317
                                                 --------          --------
                                                  122,733           116,357
ACCRUED INTEREST PAYABLE                              152               199

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE        141             6,340

OTHER LIABILITIES                                     816               849
                                                 --------          --------
                                                  123,842           123,745
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares       -                  -
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares                  8,261             8,261
  Additional paid-in capital                        4,417             4,417
  Undivided Profits                                 1,127               930
  Net unrealized gain (loss) on securities             (9)              162
                                                 --------          --------
                                                   13,796            13,770
                                                 --------          --------
                                                 $137,638          $137,515
                                                 ========          ========
                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended March 31,
                                                    1996                1995
                                                    ----                ----
INTEREST INCOME:
  Interest and fees on loans                   $ 1,956,602          $ 1,953,547
  Other interest income                            544,041              622,341
                                               -----------          -----------
           Total interest income                 2,500,643            2,575,888

INTEREST EXPENSE                                 1,041,472            1,062,524
                                               -----------          -----------
           Net interest income                   1,459,171            1,513,364

PROVISION FOR CREDIT LOSSES                          -                    -
                                               -----------          -----------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                     1,459,171            1,513,364
                                               -----------          -----------
CUSTOMER SERVICE FEES                              136,117              128,716
GAIN (LOSS) ON SALE OF SECURITIES                   (4,077)                -
INCOME FROM "LINK" BROKERAGE OFFICE                 64,357               21,783
TRUST REVENUES                                      61,333               41,324
                                               -----------          -----------
                                                   257,730              191,823
                                               -----------          -----------
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $27,400 in 1996 and $25,549 in 1995         769,515              671,489
  Occupancy                                        162,230              150,312
  Equipment                                         77,938               84,632
  Data processing                                   81,602               93,129
  Business development                              20,602               31,574
  Regulatory Fees                                   13,099               82,764
  Management fee expense                           108,453              100,782
  Supplies and printing                             53,807               45,649
  Amortization of intangibles                       45,814               29,976
  Other                                             85,489              172,751
                                               -----------          -----------
                                                 1,418,549            1,463,058
                                               -----------          -----------

NET INCOME BEFORE INCOME TAX EXPENSE               298,352              242,129

INCOME TAX EXPENSE                                (102,153)             (68,440)

                                               -----------          -----------
NET INCOME                                         196,199              173,689
                                               ===========          ===========

NET INCOME PER SHARE                           $      0.01          $      0.01
                                               ===========          ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 16,522,530           16,522,530
                                               ===========          ===========

                 See notes to consolidated financial statements.

                               BILTMORE BANK CORP.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Common Stock             Additional
                                               -----------------------       Paid-in          Accumulated           Equity in
                                       Shares             Amount             Capital            Deficit            Investments
                                     ----------         ----------         ----------         -----------


BALANCE, December 31, 1995           16,522,530         $8,261,265         $4,417,304         $   930,377           $  161,732

   Net income                             -                  -                  -                 196,199               -

Unrealized gain (loss) in
 Investments available for
 sale as of March 31, 1996                -                  -                  -                   -                 (170,725)

                                     ----------         ----------        -----------         -----------          -----------
BALANCE, March 31, 1996              16,522,530         $8,261,265         $4,417,304         $ 1,126,576            $  (8,993)
                                     ==========         ==========         ==========         ===========          ===========



                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                                             Three months ended March 31,
                                                                            1996                    1995
                                                                            ----                    ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                                   $   196                  $   174
      Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                         98                       48
      Net amortization and accretion of investment
       securities premiums and discounts                                       (2)                       6
      Net (gain) loss on sale of securities                                     4                       -
      Net (gain) loss on sale of fixed assets                                  (5)                      -
      Decrease (increase) in accrued interest receivable
     and other assets                                                          47                     (412)
      (Decrease) increase in accrued interest payable and other
        liabilities                                                           (74)                      89
                                                                          -------                  -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              264                      (95)
                                                                          -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities                          2,289                      -
      Proceeds from maturities of investment securities                     1,000                    1,000
      Purchase of investment securities                                      (114)                  (1,013)
      Net (increase) in loans                                                (262)                   5,347
      Purchase of bank premises and equipment                                (118)                    (136)
      Proceeds on sale of fixed assets                                         42                      -
                                                                          -------                  -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            2,837                    5,198
                                                                          -------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits and savings                          11,117                   (3,735)
      Net decrease in time certificates of deposit                         (4,741)                     515
      Net (decrease) increase in securities sold under agreement
       to repurchase                                                       (6,206)                     865
                                                                          -------                  -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              170                   (2,355)
                                                                          -------                  -------
NET INCREASE (DECREASED) IN CASH AND CASH EQUIVALENTS                       3,271                   (7,648)

CASH AND CASH EQUIVALENTS, beginning of year                                6,337                   13,560
                                                                          -------                 --------
CASH AND CASH EQUIVALENTS, end of period                                  $ 9,608                  $ 5,912
                                                                          =======                 ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid on deposits.                                          $ 1,041                  $ 1,063






                 See notes to consolidated financial tatements.

                       BILTMORE BANK CORP. AND SUBSIDIARY

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)



NOTE 1  --  Basis of Preparation and Presentation

The consolidated financial statements included herein have been prepared by Biltmore Bank Corp. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total assets increased from $137,515,000 at December 31, 1995 to $137,638,000 at March 31, 1996.

Total deposits increased $6,376,000 over the same period, primarily in the savings/money fund area.

Other income increased $65,907, primarily due to increased revenue from brokerage services of $42,574 and an increase in trust fees of $20,000.

Operating expenses decreased $44,509 from the three months ended March 31, 1996, compared to March 31, 1995. Regulatory fees decreased $69,665 due to the drop in the FDIC deposit insurance premium. Other expenses decreased $87,262. In 1995, other expenses included an other loss of $75,000 which is now being recovered on an installment basis. These decreases are offset in part by a $98,026 increase in salary and benefits.

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

These regulations require the Bank to maintain two separate minimum capital ratios: the Tier 1 Capital Ratio and the Total Risk- Weighted Capital Ratio. The bank's capital ratios are shown, along with the minimum required ratios as of March 31, 1996 and December 31, 1995, respectively, in the following table:

                                                               Total Risk-
                                              Tier 1            Weighted
                                             Capital             Capital
                                             -------           ----------

Capital Ratio at March 31, 1996               15.26%             16.53%
Regulatory Capital Requirement                 4.00%              8.00%

Capital Ratio at December 31, 1995            13.57%             16.16%
Regulatory Capital Requirement                 4.00%              8.00%

The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to adjusted total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. In all cases, banking institutions are expected to hold capital commensurate with the level and nature of risks. The Bank's leverage ratios as of March 31, 1996 and December 31, 1995 were 8.99% and 8.88%, respectively.

                                     Part II


Item 1.  Legal Proceedings

         There are no material legal proceedings pending against the Company or its subsidiary, the Bank.


Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults in Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     On April 25, 1996, Biltmore Bank Corp. held its annual shareholders' meeting. At that meeting, John L. Heath and Kimberley Gill-Rimsza were re-elected as directors.


Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      None.

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.
              ------------------





BY  LeRoy C. Gust                       Date      May 10, 1996
    -----------------------------                 ------------
    LeRoy C. Gust, President and
    Chief Executive Officer



BY                                       Date     May 10, 1996
   ------------------------------                 ------------
     James E. Chappell, Secretary