Form 10-Q
period 1996-06-30
BILTMORE BANK CORP
filed 1996-08-09
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 1996
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

16,522,530 shares of common stock are outstanding at June 30, 1996.

                                                                                                             Page
                                                                                                             ----
Part  I           Financial Information
                  ---------------------

         Item 1.           Financial Statements (unaudited)

                           Consolidated Balance Sheets
                             June 30, 1996 and December 31, 1995                                              1

                           Consolidated Statements of Operations
                             for the six months ended
                             June 30, 1996 and June 30, 1995                                                  2

                           Consolidated Statement of Shareholders'
                             Equity for the six months ended
                             June 30, 1996                                                                    3

                           Consolidated Statements of Cash Flows
                             for the six months ended
                             June 30, 1996 and June 30, 1995                                                  4

                           Notes to Consolidated Financial Statements                                         5


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                                         6


Part  II          Other Information                                                                           8
                  -----------------

Part III          Financial Data Schedule                                                                     9
                  -----------------------

Part IV           Signatures                                                                                  11
                  ----------

Part I Item 1. Financial Statements
               --------------------

                               BILTMORE BANK CORP.
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                 (000's Omitted)

                                                     June 30,   December 31,
                                                     1996           1995
                                                     --------   ------------
CASH AND DUE FROM BANKS                             $   6,623    $   6,337
FEDERAL FUNDS SOLD                                      5,000         --
                                                    ---------    ---------
   TOTAL CASH AND CASH EQUIVALENTS                     11,623        6,337

INVESTMENT SECURITIES AVAILABLE FOR SALE               28,109       36,808

LOANS, less allowance for credit losses
  of $2,373 and $2,362 at 6/30/96 and                  89,155       89,152
    12/31/95, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS                                          2,060        2,099

PREMISES AND EQUIPMENT, net                             1,621        1,616

OTHER REAL ESTATE OWNED                                   103          103

INTANGIBLE ASSETS                                       1,338        1,400
                                                    ---------    ---------
                                                    $ 134,009    $ 137,515
                                                    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS:
  Demand - Noninterest-bearing                      $  26,746    $  23,985
  Time certificates of deposit,
    $100,000 and over                                   9,950       13,690
  Other time certificates and
    individual retirement accounts                     25,571       30,267
  Money Market Savings                                 56,085       48,415
                                                    ---------    ---------
                                                      118,352      116,357
ACCRUED INTEREST PAYABLE                                  118          199

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            917        6,340

OTHER LIABILITIES                                         701          849
                                                    ---------    ---------
                                                      120,088      123,745
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares           --           --
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares                      8,261        8,261
  Additional paid-in capital                            4,417        4,417
  Undivided Profits                                     1,379          930
  Net unrealized gain (loss) on securities               (136)         162
                                                    ---------    ---------
                                                       13,921       13,770
                                                    ---------    ---------
                                                    $ 134,009    $ 137,515
                                                    =========    =========

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                     Six months ended June 30,
                                                        1996           1995
                                                   ------------    ------------
INTEREST INCOME:
  Interest and fees on loans                       $  3,916,394    $  3,948,007
  Other interest income                               1,072,762       1,117,447
                                                   ------------    ------------
           Total interest income                      4,989,156       5,065,454

INTEREST EXPENSE                                      2,015,040       2,141,027
                                                   ------------    ------------
           Net interest income                        2,974,116       2,924,427

PROVISION FOR CREDIT LOSSES                                --              --
                                                   ------------    ------------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                          2,974,116       2,924,427
                                                   ------------    ------------
CUSTOMER SERVICE FEES                                   120,509         138,905
LOAN FEES                                               113,636         134,100
GAIN (LOSS) ON SALE OF SECURITIES                        (4,077)         28,455
INCOME FROM "LINK" BROKERAGE OFFICE                     119,536          47,841
TRUST REVENUES                                          128,306          87,800
                                                   ------------    ------------
                                                        477,910         437,101
                                                   ------------    ------------
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $121,213 in 1996 and $63,213 in 1995           1,430,626       1,256,064
  Occupancy                                             321,528         315,939
  Equipment                                             234,053         179,537
  Data processing                                       166,676         151,022
  Management fee expense                                216,906         201,564
  Other                                                 394,496         796,454
                                                   ------------    ------------
                                                      2,764,285       2,900,580
                                                   ------------    ------------

NET INCOME BEFORE INCOME TAX EXPENSE                    687,741         460,948

INCOME TAX EXPENSE                                     (239,600)       (129,378)
                                                   ------------    ------------
NET INCOME                                              448,141         331,570
                                                   ============    ============

NET INCOME PER SHARE                               $       0.03    $       0.02
                                                   ============    ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      16,522,530      16,522,530
                                                   ============    ============

                 See notes to consolidated financial statements.

                              BILTMORE BANK CORP.
                              -------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------


                                                        Common Stock                 Additional
                                                 ----------------------------          Paid-in         Accumulated       Equity in
                                                   Shares            Amount            Capital           Earnings       Investments
                                                 ----------        ----------        ----------        ----------       -----------
BALANCE, December 31, 1995                       16,522,530        $8,261,265        $4,417,304        $  930,377        $  161,732

   Net income                                        --                --                --               448,141              --

Unrealized gain (loss) in
 Investments available for
 sale as of June 30, 1996                            --                --                --                  --            (297,453)

                                                 ----------        ----------        ----------        ----------        ----------
BALANCE, June 30, 1996                           16,522,530        $8,261,265        $4,417,304        $1,378,518        $ (135,721)
                                                 ==========        ==========        ==========        ==========        ==========











                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (000's Omitted)

                                                                              Six months ended June 30,
                                                                               1996                1995
                                                                            --------             --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $    448             $    332
      Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                           176                  207
      Net amortization and accretion of investment
       securities premiums and discounts                                         (18)                  98
      Net (gain) loss on sale of securities                                        4                  (28)

      Net (gain) loss on sale of fixed assets                                     (5)                --
      Decrease (increase) in accrued interest receivable
     and other assets                                                            194                  610
      (Decrease) increase in accrued interest payable and other
        liabilities                                                             (222)                 123
                                                                            --------             --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 577                1,340
                                                                            --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities                             2,859                5,141
      Proceeds from maturities of investment securities                        5,500                2,000
      Purchase of investment securities                                         (114)              (1,013)
      Net (increase) in loans                                                     (3)                (589)
      Purchase of bank premises and equipment                                   (140)                (176)
      Proceeds on sale of fixed assets                                            42                 --
                                                                            --------             --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               8,144                5,363
                                                                            --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits and savings                             10,431              (11,475)
      Net decrease in time certificates of deposit                            (8,436)               3,702
      Net (decrease) increase in securities sold under agreement
       to repurchase                                                          (5,430)                 175
                                                                            --------             --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              (3,435)              (7,948)
                                                                            --------             --------
NET INCREASE (DECREASED) IN CASH AND CASH EQUIVALENTS                          5,286               (1,245)

CASH AND CASH EQUIVALENTS, beginning of year                                   6,337               13,560
                                                                            --------             --------
CASH AND CASH EQUIVALENTS, end of period                                    $ 11,623             $ 12,315
                                                                            ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid on deposits                                             $  2,007             $  2,104

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  June 30, 1996
                                  -------------
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Total assets decreased from $137,515,000 at December 31, 1995 to $134,009,000 at June 30, 1996.

Total deposits increased $1,995,000 over the same period, primarily in the savings/money fund area.

Net income before taxes for the six month period ending June 30, 1996, increased $227,000 over the same period in 1995. Net interest income increased $50,000. Other income increased a total of $41,000 primarily due to increased trust fees of $41,000 and increased "LINK" brokerage revenue of $71,000 offset by declines in account service charges, credit card fees, and gain/loss on security sales. Operating expenses decreased $136,000 due in part to decreased FDIC premiums. In addition, 1995 other expenses included a $75,000 loss now being recovered on an installment basis.

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

These regulations require the Bank to maintain two separate minimum capital ratios: the Tier 1 Capital Ratio and the Total Risk- Weighted Capital Ratio. The bank's capital ratios are shown, along with the minimum required ratios as of June 30, 1996 and December 31, 1995, respectively, in the following table:

                                                               Total Risk-
                                              Tier 1            Weighted
                                              Capital            Capital
                                              -------          -----------
Capital Ratio at June 30, 1996                 16.48%             17.75%
Regulatory Capital Requirement                  4.00%              8.00%

Capital Ratio at December 31, 1995             13.57%             16.16%
Regulatory Capital Requirement                  4.00%              8.00%

The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to adjusted total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. In all cases, banking institutions are expected to hold capital commensurate with the level and nature of risks. The Bank's leverage ratios as of June 30, 1996 and December 31, 1995 were 9.40% and 8.88%, respectively.

                                     Part II
Item 1.  Legal Proceedings
         -----------------

         There are no material legal proceedings pending against the Company or its subsidiary, the Bank.


Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults in Senior Securities
         -----------------------------
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None


Item 5.  Other Information
         -----------------

On June 27, 1996, LeRoy C. Gust resigned as Director, President and Chief Executive Officer of Biltmore Bank Corporation and as Director, Chairman and Chief Executive Officer of Biltmore Investors Bank.

Mr. Richard A. Hansen was elected as a director and Chairman of Biltmore Investors Bank.

Mr. Mark C. Behrens was elected as Director and Executive Vice President of Biltmore Bank Corporation and Director, Executive Vice President, and Chief Executive Officer of Biltmore Investors Bank.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.
          -----------------------




BY     Mark C. Behrens                       Date August 8, 1996
    -----------------------------                 ----------------
      Mark C. Behrens, Executive
      Vice President




BY     James E. Chappell                     Date August 8, 1996
    -----------------------------                 ----------------
      James E. Chappell, Secretary