Form 10-Q
period 1996-09-30
BILTMORE BANK CORP
filed 1996-11-14
CIK 757546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1996
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
16,522,530 shares of common stock are outstanding at September 30, 1996.

                                                                            Page
                                                                            ----

Part  I           Financial Information
                  ---------------------

         Item 1.           Financial Statements (unaudited)

                           Consolidated Balance Sheets
                             September 30, 1996 and December 31, 1995        1

                           Consolidated Statements of Operations
                             for the nine months ended
                             September 30, 1996 and September 30, 1995       2

                           Consolidated Statement of Shareholders'
                             Equity for the nine months ended
                             September 30, 1996                              3

                           Consolidated Statements of Cash Flows
                             for the nine months ended
                             September 30, 1996 and September 30, 1995       4

                           Notes to Consolidated Financial Statements        5


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                        6


Part  II          Other Information                                          7
                  -----------------



Part III          Financial Data Schedule                                    8
                  -----------------------



Part IV           Signatures                                                11
                  ----------

Part I Item 1. Financial Statements
               --------------------

                               BILTMORE BANK CORP.
                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                 (000's Omitted)

                                             September 30,          December 31,
                                                 1996                  1995
                                             -------------          ------------

CASH AND DUE FROM BANKS                        $  8,820              $  6,337
FEDERAL FUNDS SOLD                                    0                   -
                                               --------              --------
   TOTAL CASH AND CASH EQUIVALENTS                8,820                 6,337

INVESTMENT SECURITIES AVAILABLE FOR SALE         26,489                36,808

LOANS, less allowance for credit losses
  of $2,369 and $2,362 at 9/30/96 and            97,393                89,152
    12/31/95, respectively

ACCRUED INTEREST RECEIVABLE AND
  OTHER ASSETS                                    1,715                 2,099

PREMISES AND EQUIPMENT, net                       1,077                 1,616

OTHER REAL ESTATE OWNED                             103                   103

INTANGIBLE ASSETS                                 1,307                 1,400
                                               --------              --------
                                               $136,904              $137,515
                                               ========              ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS:
  Demand - Noninterest-bearing                 $ 28,983              $ 23,985
  Time certificates of deposit,
    $100,000 and over                            10,133                13,690
  Other time certificates and
    individual retirement accounts               18,454                30,267
  Money Market Savings                           57,595                48,415
                                               --------              --------
                                                115,165               116,357
ACCRUED INTEREST PAYABLE                            123                   199

SHORT-TERM BORROWINGS                             6,274                 6,340

OTHER LIABILITIES                                 1,024                   849
                                               --------              --------
                                                122,586               123,745
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized and unissued, 10,000,000 shares     -                     -
  Common stock, no par value (stated value $.50)
    Authorized, 25,000,000 shares; issued and
    outstanding, 16,522,530 shares                8,261                 8,261
  Additional paid-in capital                      4,417                 4,417
  Undivided Profits                               1,735                   930
  Net unrealized gain (loss) on securities          (95)                  162
                                               --------              --------
                                                 14,318                13,770
                                               --------              --------
                                               $136,904              $137,515
                                               ========              ========
                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                 Nine months ended September 30,
                                                       1996            1995
                                                   ------------    ------------

INTEREST INCOME:
  Interest and fees on loans                       $  5,956,350    $  5,899,354
  Other interest income                               1,553,613       1,715,982
                                                   ------------    ------------
           Total interest income                      7,509,963       7,615,336

INTEREST EXPENSE                                      2,932,085       3,293,229
                                                   ------------    ------------
           Net interest income                        4,577,878       4,322,107

PROVISION FOR CREDIT LOSSES                            (237,000)           --
                                                   ------------    ------------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES                          4,814,878       4,322,107
                                                   ------------    ------------
CUSTOMER SERVICE FEES                                   193,594         192,054
LOAN FEES                                               201,011         185,411
GAIN (LOSS) ON SALE OF SECURITIES                        (4,468)         28,455
INCOME FROM "LINK" BROKERAGE OFFICE                     163,416          75,655
TRUST REVENUES                                          210,029         136,301
                                                   ------------    ------------
TOTAL NONINTEREST INCOME                                763,582         617,876
                                                   ------------    ------------
OPERATING EXPENSES:
  Salaries and employee benefits, net
    of deferred loan origination costs
    of $187,263 in 1996 and $99,305 in 1995           2,248,027       1,958,604
  Occupancy                                             494,912         483,509
  Equipment                                             357,077         264,748
  Data processing                                       522,018         232,888
  Management fee expense                                352,767         302,346
  Other                                                 363,226       1,050,662
                                                   ------------    ------------
                                                      4,338,027       4,292,757
                                                   ------------    ------------

NET INCOME BEFORE INCOME TAX EXPENSE                  1,240,433         647,226

INCOME TAX EXPENSE                                     (436,800)       (176,771)

                                                   ------------    ------------
NET INCOME                                              803,633         470,455
                                                   ============    ============

NET INCOME PER SHARE                               $       0.05    $       0.03
                                                   ============    ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      16,522,530      16,522,530
                                                   ============    ============
                 See notes to consolidated financial statements.

                               BILTMORE BANK CORP.
                               -------------------


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------


                                         Common Stock        Additional
                                   -----------------------     Paid-in     Accumulated     Equity in
                                     Shares       Amount       Capital      Earnings      Investments
                                     ------       ------       -------      --------      -----------

BALANCE, December 31, 1995         16,522,530   $8,261,265    $4,417,304    $   930,377    $  161,732

   Net income                           -            -             -            803,633         -

Unrealized gain (loss) in
 Investments available for
 sale as of September 30, 1996          -            -             -              -          (256,674)

                                   ----------   ----------   -----------    -----------    -----------
BALANCE, September 30, 1996        16,522,530   $8,261,265    $4,417,304    $ 1,734,010    $  (94,942)
                                   ==========   ==========    ==========    ===========    ===========

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (000's Omitted)

                                                               Nine months ended September 30,
                                                                    1996        1995
                                                                  --------    --------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                           $    804    $    471
      Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                 271         254
      Net amortization and accretion of investment
       securities premiums and discounts                               (27)         56
      Net (gain) loss on sale of securities                              5         (28)

      Net (gain) loss on sale of fixed assets                         (260)         --
      Decrease (increase) in accrued interest receivable
       and other assets                                                149         (55)
      (Decrease) increase in accrued interest payable and other
        liabilities                                                    100        (134)
                                                                  --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     1,042         564
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities                   4,813       5,132
      Proceeds from maturities of investment securities              7,653       4,000
      Purchase of investment securities                             (2,161)    (14,901)
      Net (increase) decrease in loans                              (8,241)      2,807
      Purchase of bank premises and equipment                         (166)       (261)
      Proceeds on sale of fixed assets                                 801           8
                                                                  --------    --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     2,699      (3,215)
                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits and savings                   14,178      (9,181)
      Net decrease in time certificates of deposit                 (15,370)      3,942
      Net (decrease) increase in short-term borrowings                 (66)       (177)
                                                                  --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (1,258)     (5,416)
                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,483      (8,067)

CASH AND CASH EQUIVALENTS, beginning of year                         6,337      13,560
                                                                  --------    --------
CASH AND CASH EQUIVALENTS, end of period                          $  8,820    $  5,493
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid on deposits                                   $  2,007    $  3,254

                 See notes to consolidated financial statements.

                       BILTMORE BANK CORP. AND SUBSIDIARY
                       ----------------------------------

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                               September 30, 1996
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Total assets decreased slightly from $137,515,000 at December 31, 1995 to $136,904,000 at September 30, 1996. Total loans increased $8,241,000 to $97,393,000. The loan growth was funded by the decline in investment securities of $10,319,000.

Total deposits declined to $115,165,000 on September 30, 1996 from $116,357,000 on December 31, 1995. The deposit mix changed to shorter maturities as time deposits declined $15,370,000. Demand deposits and money market savings increased $14,178,000.

Net income for the nine month period ending September 30, 1996, increased $333,178 to $803,633 over the same period in 1995. The net interest income increase of $693,782 was caused by higher yielding loans replacing investment securities. Increases in brokerage and trust operations accounted for the majority of the $147,706 increase in noninterest income. Operating expenses increased $45,270 and income taxes increased $260,029.

These regulations require the Bank to maintain two separate minimum capital ratios: the Tier 1 Capital Ratio and the Total Risk- Weighted Capital Ratio. The bank's capital ratios are shown, along with the minimum required ratios as of September 30, 1996 and December 31, 1995, respectively, in the following table:

                                                                  Total Risk-
                                                 Tier 1            Weighted
                                                Capital             Capital
                                                -------             -------

Capital Ratio at September 30, 1996              15.44%             16.71%
Regulatory Capital Requirement                    4.00%              8.00%

Capital Ratio at December 31, 1995               13.57%             16.16%
Regulatory Capital Requirement                    4.00%              8.00%


The federal banking agencies have also adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to adjusted total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. In all cases, banking institutions are expected to hold capital commensurate with the level and nature of risks. The Bank's leverage ratios as of September 30, 1996 and December 31, 1995 were 9.76% and 8.88%, respectively.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

         Mr. Ronald R. Estervig was elected as Director, President and Chief Executive Officer of Biltmore Bank Corp., and as Director, President and Chief Executive Officer of Biltmore Investors Bank, N.A. Mr. Estervig was elected on September 19, 1996, with an effective date of October 1, 1996.

         The Company has filed a Rule 13e-3 transaction statement with the Securities and Exchange Commission. The Board of Directors of the Company has proposed a Rule 13e-3 going private transaction. The filing is currently being reviewed by the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant    Biltmore Bank Corp.
          ---------------------------




BY     Ronald R. Estervig            Date   November 12, 1996
    ------------------------------        -------------------
       Ronald R. Estervig
      President and Chief Executive Officer




BY     James E. Chappell            Date  November 12, 1996
    -----------------------------        ------------------
       James E. Chappell, Secretary
                                       10